Form 10-K
period 2023-12-31
Smith Douglas Homes Corp.
filed 2024-04-01
CIK 1982518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-41917

Smith Douglas Homes Corp.

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-1969003 (I.R.S. Employer Identification No.)

110 Village Trail, Suite 215 Woodstock, Georgia (Address of principal executive offices)	30188 (Zip Code)

Registrant’s telephone number, including area code: (770) 213-8067

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	(Name of each exchange on which registered)

Class A common Stock, $0.0001 par value per share	SDHC	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). YES ☐  NO ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non‑voting common equity held by non‑affiliates as of such date.

As of March 15, 2024, the number of shares of the registrant’s Class A common stock outstanding was approximately 8,846,154, and the number of shares of the registrant’s Class B common stock outstanding was approximately 42,435,897.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BASIS OF PRESENTATION

Certain Definitions

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

•
“Adjusted return on equity” or “adj. ROE” refers, for us, to pre-tax income attributable to Smith Douglas Holdings LLC tax effected for our anticipated 25% federal and state blended tax rate, assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented, divided by average total equity (excluding the Devon Street Homes Acquisition).

•	“Average sales price” or “ASP” refers to the average sales price of either our homes closed, our new home orders, or our backlog homes (at period end).

•	“Average total equity” refers to the average of current and prior period closing total equity.

•
“Basis Adjustments” refers to an allocable share (and increases thereto) of existing tax basis, in Smith Douglas Holdings LLC’s assets and tax basis adjustments with respect to such assets resulting from (a) Smith Douglas Homes Corp.’s purchase of LLC Interests from Smith Douglas Holdings LLC and each Continuing Equity Owner in connection with the Transactions, (b) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners, (c) certain distributions (or deemed distributions) by Smith Douglas Holdings LLC, and (d) payments made under the Tax Receivable Agreement.

•	“Construction cycle time” refers, unless stated otherwise, to the number of business days between the start of the construction of foundations in a home and quality acceptance.

•	“CAGR” refers to compound annual growth rate.

•
“Continuing Equity Owners” refers collectively to the owners of LLC Interests in Smith Douglas Holdings LLC prior to the consummation of the Transactions, who are also holders of LLC Interests and our Class B common stock following consummation of the Transactions, including the Founder Fund and GSB Holdings, who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests, as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Exchange rules) who are disinterested), cash or newly-issued shares of our Class A common stock as described under Part III, Item 13. Certain Relationships and Related Transactions and Director Independence—Smith Douglas LLC Agreement. In connection with an exchange of LLC Interests, a corresponding number of shares of Class B common stock shall be immediately and automatically transferred to Smith Douglas Homes Corp. for no consideration and canceled.

•	“Controlled lots” refers to lots that are either owned or held under an option to be acquired for the relevant time frame set forth in the option contracts.

•	“Devon Street Homes” refers to Devon Street Homes, L.P.

•
“Devon Street Homes Acquisition” refers to the transaction consummated on July 31, 2023, pursuant to which we acquired substantially all of the assets of Devon Street Homes. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Devon Street Homes Acquisition.

•	“Exchange” refers to the New York Stock Exchange.

•	“Founder Fund” refers to The Bradbury Family Trust II A U/A/D December 29, 2015, for which our founder and Executive Chairman, Tom Bradbury, is co-trustee.

•	“GSB Holdings” refers to GSB Holdings LLC, for which our Chief Executive Officer, President, and Vice Chairman, Greg Bennett, is the sole member and manager.

•	“Inventory turnover” refers, unless stated otherwise, to cost of sales divided by the average of current and prior period real estate inventory.

•
“IPO” refers to our initial public offering, which we completed on January 16, 2024, and through which we offered 8,846,154 shares of our Class A common stock at a price to the public of $21.00 per share, which includes the exercise in full by the underwriters of their option to purchase an additional 1,153,846 shares of our Class A common stock. The gross proceeds to us from the IPO were $185.8 million, before deducting underwriting discounts.

•	“LLC Interests” refers to the membership units of Smith Douglas Holdings LLC, including those that we purchase with the net proceeds from the IPO.

•	“Non-U.S. Holder” is any beneficial owner of our Class A common stock that is an individual, corporation, estate or trust that is not a “U.S. person.”

•
“Refinancing” refers to (i), concurrently with the consummation of our IPO, the entry by Smith Douglas Holdings LLC and certain of our wholly-owned subsidiaries into an amended and restated revolving credit facility (the “Amended Credit Facility”) which replaced the $175.0 million unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto (the “Lenders”), and the Lenders, dated as of October 28, 2021, as amended to date (the “Prior Credit Facility,” as amended and restated, the “Amended Credit Facility”), and (ii) the repayment, using a portion of the net proceeds from the IPO, of the $84.0 million outstanding under our Prior Credit Facility (the “Debt Repayment”).

•
“Section 704(c) Allocations” refers to disproportionate allocations (if any) of income and gain from inventory property held by Smith Douglas Holdings LLC as of the date of the IPO under Section 704(c) of the Internal Revenue Code of 1986, as amended (the “Code”), resulting from our acquisition of LLC Interests from Smith Douglas Holdings LLC including in connection with the Transactions.

•
“Sunset Date” refers to the date upon which the aggregate number of shares of Class B common stock then outstanding is less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding.

•
“Smith Douglas LLC Agreement” refers, as applicable, to Smith Douglas Holdings LLC’s amended and restated limited liability company agreement, as in effect prior to the IPO, or to the amended and restated limited liability company agreement dated as of January 10, 2024, and as such agreement may thereafter be amended and/or restated.

•
“Tax Receivable Agreement” refers to the Tax Receivable Agreement entered into by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and the Continuing Equity Owners in connection with the IPO, pursuant to which, among other things, Smith Douglas Homes Corp. is required to pay to each Continuing Equity Owner 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the tax benefits provided by Basis Adjustments, Section 704(c) Allocations, and certain other tax benefits (such as interest deductions) covered by the Tax Receivable Agreement as described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement.

•	“Transactions” refers to the organizational transactions described in Basis of Presentation—The Transactions below and the IPO, and the application of the net proceeds therefrom.

•
“U.S. person” is any person that, for U.S. federal income tax purposes, is or is treated as any of the following (i) an individual who is a citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized under the laws of the United States, any state thereof, or the District of Columbia; (iii) an estate, the income of which is subject to U.S. federal income tax regardless of its source; or (iv) a trust that (1) is subject to the primary supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code), or (2) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

•
“We,” “us,” “our,” the “Company,” “Smith Douglas,” and similar references refer: (i) following the consummation of the Transactions, including the IPO, to Smith Douglas Homes Corp., and, unless otherwise stated, all of its direct and indirect subsidiaries, including Smith Douglas Holdings LLC, and (ii) prior to the completion of the Transactions, including the IPO, to Smith Douglas Holdings LLC.

The Transactions

Smith Douglas Homes Corp., a Delaware corporation, was formed on June 20, 2023. Smith Douglas Homes Corp. is a holding company and the sole managing member of Smith Douglas Holdings LLC, and its principal asset consists of LLC Interests. Prior to our IPO and the Transactions, all of our business operations were conducted through Smith Douglas Holdings LLC, and the Continuing Equity Owners were the only members of Smith Douglas Holdings LLC. In connection with the consummation of the IPO, we undertook certain organizational transactions, described further below, to reorganize our corporate structure:

•
we amended the Smith Douglas LLC Agreement to, among other things, (i) recapitalize all existing ownership interests in Smith Douglas Holdings LLC into 44,871,794 LLC Interests (before giving effect to the use of proceeds from the IPO, as described below), (ii) appoint Smith Douglas Homes Corp. as the sole managing member of Smith Douglas Holdings LLC upon its acquisition of LLC Interests in connection with the IPO, and (iii) provide certain redemption rights to the Continuing Equity Owners;

•
we amended and restated Smith Douglas Homes Corp.’s certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally; (ii) for Class B common stock, with each share of our Class B common stock entitling its holder to ten votes per share on all matters presented to our stockholders generally prior to the Sunset Date and from and after the occurrence of the Sunset Date each share of our Class B common stock will entitle its holder to one vote per share on all matters presented to our stockholders generally; (iii) that shares of our Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees; and (iv) for preferred stock, which can be issued by our board in one or more series without stockholder approval;

•
we issued 42,435,897 shares of our Class B common stock (after giving effect to the use of net proceeds from our IPO as described below and taking into account the exercise in full of the underwriters’ option to purchase an additional 1,153,846 shares of our Class A common stock in the IPO) to the Continuing Equity Owners at the time of such issuance of Class B common stock, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration;

•
we issued 8,846,154 shares of our Class A common stock to the purchasers in the IPO in exchange for gross proceeds of approximately $185.8 million based upon the IPO price of $21.00 per share, before deducting the underwriting discount;

•
we used the net proceeds from the IPO (i) to purchase 6,410,257 newly issued LLC Interests for approximately $125.2 million directly from Smith Douglas Holdings LLC at the IPO price less the underwriting discount; and (ii) to purchase 2,435,897 LLC Interests from the Continuing Equity Owners on a pro rata basis for $47.6 million at a price per unit equal to the initial public offering price per share of Class A common stock less the underwriting discount;

•
Smith Douglas Holdings LLC used the net proceeds from the sale of LLC Interests to Smith Douglas Homes Corp. (i) to repay approximately $84.0 million of borrowings outstanding under the Prior Credit Facility as part of the Refinancing, (ii) to redeem all outstanding Class C Units and Class D Units of Smith Douglas Holdings LLC at par in aggregate for $2.6 million, (iii) to repay $0.9 million in notes payable to certain related parties, and (iv) for general corporate purposes as described under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, Part II, Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds From Registered Securities, and Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

•
Smith Douglas Homes Corp. entered into (i) the Registration Rights Agreement with certain of the Continuing Equity Owners and (ii) the Tax Receivable Agreement with Smith Douglas Holdings LLC and the Continuing Equity Owners. For a description of the terms of the Registration Rights Agreement and the Tax Receivable Agreement, see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

Following the Transactions:

•	Smith Douglas Homes Corp. is a holding company and its principal asset consists of LLC Interests it acquired directly from Smith Douglas Holdings LLC and from each Continuing Equity Owner;

•	Smith Douglas Homes Corp. is the sole managing member of Smith Douglas Holdings LLC and controls the business and affairs of Smith Douglas Holdings LLC;

•	Smith Douglas Homes Corp. owns, directly or indirectly, 8,846,154 LLC Interests, representing approximately 17.3% of the economic interest in Smith Douglas Holdings LLC;

•
the Continuing Equity Owners own (i) 42,435,897 LLC Interests, representing approximately 82.7% of the economic interest in Smith Douglas Holdings LLC and (ii) 42,435,897 shares of Class B common stock of Smith Douglas Homes Corp.;

•
the purchasers in the IPO own (i) 8,846,154 shares of Class A common stock of Smith Douglas Homes Corp., representing approximately 2.0% of the combined voting power of all of Smith Douglas Homes Corp.’s common stock and approximately 100% of the economic interest in Smith Douglas Homes Corp., and (ii) through Smith Douglas Homes Corp.’s ownership of LLC Interests, indirectly hold approximately 17.3% of the economic interest in Smith Douglas Holdings LLC; and

•
our Class A common stock and Class B common stock have what is commonly referred to as a “high/low vote structure,” which means that shares of our Class B common stock initially have ten votes per share and our Class A common stock have one vote per share. Upon the occurrence of the Sunset Date, each share of Class B common stock will then be entitled to one vote per share. This high/low vote structure enables the Continuing Equity Owners to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company. Furthermore, the Continuing Equity Owners exert a significant degree of influence, or actual control, over matters requiring stockholder approval. We believe that maintaining this control by the Continuing Equity Owners will help enable them to successfully guide the implementation of our growth strategies and strategic vision.

Our corporate structure following the IPO is commonly referred to as an umbrella partnership-C corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Continuing Equity Owners to retain their equity ownership in Smith Douglas Holdings LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “flow-through” entity, for U.S. federal income tax purposes. Investors in and after our IPO, by contrast, hold their equity ownership in Smith Douglas Homes Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A common stock. One of the tax benefits to the Continuing Equity Owners associated with this structure is that future taxable income of Smith Douglas Holdings LLC that is allocated to the Continuing Equity Owners will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, because the Continuing Equity Owners may have their LLC Interests redeemed by Smith Douglas Holdings LLC (or at our option, directly exchanged by Smith Douglas Homes Corp.) for newly issued shares of our Class A common stock on a one-for-one basis (subject to customary adjustments, including for stock splits, stock dividends, and reclassifications) or, at our option, for cash, the Up-C structure also provides the Continuing Equity Owners with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. In connection with any such redemption or exchange of LLC Interests, a corresponding number of shares of Class B common stock held by the relevant Continuing Equity Owner will automatically be transferred to Smith Douglas Homes Corp. for no consideration and be canceled. The Continuing Equity Owners and Smith Douglas Homes Corp. also each expect to benefit from the Up-C structure as a result of certain cash tax savings arising from redemptions or exchanges of the Continuing Equity Owner’s LLC Interests for Class A common stock or cash, and certain other tax benefits covered by the Tax Receivable Agreement discussed under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement. See Part I, Item 1A. Risk Factors—Risks Related to our Organizational Structure. In general, the Continuing Equity Owners expect to receive payments under the Tax Receivable Agreement of 85% of the amount of certain tax benefits, as described below, and Smith Douglas Homes Corp. expects to benefit in the form of cash tax savings in amounts equal to 15% of certain tax benefits, as described below. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will reduce cash otherwise arising from such tax savings. We expect such payments will be substantial.

As described below under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement,” prior to the completion of the IPO, we entered into the Tax Receivable Agreement with Smith Douglas Holdings LLC and the Continuing Equity Owners that provides for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes Corp. actually realizes (or in some circumstances is deemed to realize) as a result of (i) Basis Adjustments, (ii) Section 704(c) Allocations, and (iii) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement.

Presentation of Financial Information

Smith Douglas Holdings LLC is the accounting predecessor of Smith Douglas Homes Corp. for financial reporting purposes. The audited financial statements of Smith Douglas Homes Corp. as of December 31, 2023 and June 20, 2023 (date of formation) and the audited financial statements of Smith Douglas Holdings LLC as of December 31, 2023 and 2022 and for the years then ended are presented.

Certain monetary amounts, percentages, and other figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Percentage amounts included in this Annual Report on Form 10-K have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report on Form 10-K may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain other amounts that appear in this Annual Report on Form 10-K may not sum due to rounding.

Key Terms and Performance Indicators used in this Annual Report on Form 10-K; Non-GAAP Financial Measures

Throughout this Annual Report on Form 10-K, we use a number of key terms and provide a number of key performance indicators and non-GAAP financial measures used by management. Please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics and Non-GAAP Financial Measures for definitions and further information about why and how we calculate key performance indicators and non-GAAP financial measures, including a reconciliation of the following:

•
adjusted home closing gross profit, defined as home closing revenue less cost of home closings, excluding capitalized interest charged to cost of home closings, impairment charges and adjustments resulting from the application of purchase accounting included in cost of sales, if applicable;

•	adjusted home closing gross margin, defined as adjusted home closing gross profit as a percentage of home closing revenue;

•
adjusted net income, defined as net income adjusted for the income tax expense effect of the pass-through entity taxable income of Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in periods presented. This assumption uses an effective tax rate of 25% for pass-through taxable income, which is our anticipated federal and state blended tax rate as a public company;

•	EBITDA, defined as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, and (v) depreciation;

•	EBITDA margin, defined as EBITDA as a percentage of home closing revenue; and

•	Net-debt-to-net book capitalization, defined as (i) total debt, less cash and cash equivalents, divided by (ii) total debt, less cash and cash equivalents, plus stockholders’ equity.

We use non-GAAP financial measures, such as adjusted home closing gross profit, adjusted home closing gross margin, adjusted net income, EBITDA, EBITDA margin, and net-debt-to-net book capitalization, to supplement financial information presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance, as applicable, as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results and make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Annual Report on Form 10-K. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics and Non-GAAP Financial Measures.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward‑looking statements. We intend such forward‑looking statements to be covered by the safe harbor provisions for forward‑looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10‑K may be forward‑looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, including, among others, statements regarding the Transactions, expected growth, future capital expenditures, and debt service obligations are forward-looking statements. In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward‑looking statements in this Annual Report on Form 10‑K are only predictions. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include, but are not limited to the factors set forth under Part I, Item 1A. Risk Factors. Because forward‑looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward‑looking statements as predictions of future events. The events and circumstances reflected in our forward‑looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward‑looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10‑K and the documents that we reference in this Annual Report on Form 10‑K and have filed as exhibits to this Annual Report on Form 10‑K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward‑looking statements by these cautionary statements.

These forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K. Except as required by applicable law, we do not plan to publicly update or revise any forward‑looking statements contained in this Annual Report on Form 10‑K, whether as a result of any new information, future events or otherwise.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. Risk Factors. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•	our inability to successfully identify, secure, and control an adequate inventory of lots at reasonable prices;

•	the tightening of mortgage lending standards and mortgage financing requirements;

•	the housing market may not continue to grow at the same rate, or may decline;

•	the availability, skill, and performance of trade partners;

•	a shortage or increase in the costs of building materials could delay or increase the cost of home construction;

•	efforts to impose joint employer liability on us for labor, safety, or worker’s compensation law violations committed by our trade partners;

•
volatility in the credit and capital markets may impact our cost of capital and our ability to access necessary financing and the difficulty in obtaining sufficient capital could prevent us from acquiring lots for our development or increase costs and delays in the completion of our homebuilding expenditures;

•	an active, liquid trading market for our Class A common stock may not continue, which may make it difficult for you to sell your shares of Class A common stock;

•	we cannot predict the effect our dual class structure may have on the market price of our Class A common stock;

•
the Tax Receivable Agreement requires us to make cash payments to the Continuing Equity Owners in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial;

•
our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners; and

•	the significant influence the Continuing Equity Owners have over us, including control over decisions that require the approval of stockholders.

PART I

Item 1.	Business.

Our Company

Prior to our IPO, we were one of the nation’s fastest growing private homebuilders by number of closings, and we are engaged in the design, construction, and sale of single-family homes in some of the highest growth and most desirable markets in the Southeastern and Southern United States. We employ an efficient land-light, production focused, and conservatively leveraged business model, which we believe results in a compelling combination of strong home closing gross margins, construction cycle times, and returns. Our communities are primarily targeted to entry-level and empty-nest homebuyers. We offer our homebuyers an attractive value proposition by providing a personalized home buying experience at affordable price points. With the goal of becoming one of the most dominant homebuilders in the Southeastern and Southern United States, we intend to grow operations within our existing footprint and to expand into new markets where we can most effectively implement our business strategy and maximize our profit and returns.

Pursuant to our land-light business model, we typically purchase finished lots through lot-option contracts from third-party land developers or land bankers. Our lot acquisition strategy reduces our up-front capital requirements and generally provides for “just-in-time” lot delivery, which closely aligns with our pace of home orders and home starts. We believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own a higher percentage of their land supply on balance sheet. As of December 31, 2023 and 2022, 96% of our unstarted controlled lots were controlled through lot option contracts.

We are a disciplined, process driven, and schedule-oriented company. We utilize a single database enterprise resource planning (“ERP”) system called SMART Builder (that we nonexclusively license from an entity affiliated with the Founder Fund) that is fully integrated with our homebuilding operations. Through SMART Builder, we manage all aspects of our construction process and work-flow scheduling in real-time, enhancing our operating efficiency and helping us generate higher returns for our stockholders. Additionally, we approach our homebuilding operations through a partnership-oriented and relationship-based process called Rteam. The key tenet of Rteam is to enhance the collaboration, visibility, and mutual accountability between us and our key business partners, including the developers, suppliers, and trade partners within our production model. The Rteam process is the foundation of our operational success and the key driver of our current strong construction cycle times of approximately 65 business days and high inventory turnover rate of 3.4x for the year ended December 31, 2023, excluding our Houston segment in connection with the Devon Street Homes Acquisition. The combination of our production efficiency and real-time construction management capabilities allows us to generate strong home closing gross margins, which were 28% and 29%, for years ended December 31, 2023 and 2022, respectively.

We pride ourselves on offering our homebuyers a personalized, affordable luxury buying experience at attractive prices. For the year ended December 31, 2023, our ASP of homes closed was approximately $333,000, providing an attractive price point for our target homebuyers with starting base prices below Federal Housing Administration (“FHA”) loan limits. We construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. The SMART Builder system and Rteam process allows this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we believe we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which were 11% for each of the years ended December 31, 2023 and 2022.

Our geographic footprint is concentrated in markets that demonstrate strong population and employment growth trends, favorable migration patterns, and desirable lifestyle and weather conditions. Our operations are currently organized into six geographical segments; our reportable segments include Atlanta (which includes certain Atlanta suburbs like Dalton, GA), Raleigh, Charlotte, Nashville, Alabama (which consists of both Birmingham and Huntsville), and Houston. Each of our markets is experiencing strong momentum in housing demand drivers relative to historic averages, and we believe there is significant opportunity to expand our presence in each of our respective markets.

Our History

In 2008, in the wake of the Global Financial Crisis, our founder and Executive Chairman, Tom Bradbury, saw a unique opportunity to re-enter the homebuilding industry, creating Smith Douglas Homes and breaking ground on its first home in Atlanta, Georgia. In 2014, we surpassed 500 cumulative closings in Atlanta and began to establish our regional presence with an organic expansion into the Raleigh market followed by Birmingham in 2016, and Charlotte and Nashville in 2017. In 2017, across all our existing markets, we delivered over 1,000 homes and generated approximately $240.3 million of home closing revenue. In 2020, we continued to scale within our markets, completing over 900 annual home closings in Atlanta while also closing on over 200 homes in each of our other markets. In addition, in that year we continued our organic expansion by entering the Huntsville market. In 2023, we were ranked the second largest private builder by 2022 closings by the Atlanta Real Estate Forum, and in 2022, Atlanta became our first market to account for over 1,000 home closings in a calendar year. During the year ended December 31, 2023, we closed 2,297 homes across all our markets while surpassing 12,000 cumulative home closings.

As part of the next phase of our growth, we intend to expand operations within the Southern United States. On July 31, 2023, we acquired substantially all of the assets of Devon Street Homes, a high-quality regional homebuilder based in Houston, Texas that closed 324 homes in 2022. We believe the acquisition of Devon Street Homes will create a launching point for our company within the Texas market and will allow us to pursue expansion opportunities across the Southern United States. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Devon Street Homes Acquisition.

Our Competitive Strengths

We strive to generate consistent growth and strong risk-adjusted returns for our stockholders through our attractive operational and financial profile supported by our combination of operating efficiencies, a land-light business model, and a conservative balance sheet. Our track record of successful financial performance and growth is driven by our relentless focus on optimizing our homebuilding operations and the efficient use of our capital. We believe the following strengths create a significant competitive advantage as we execute upon our business strategy and pursue future growth.

Efficient, schedule driven manufacturing platform that drives strong construction cycle times and robust home closing gross margins

We maintain a highly efficient homebuilding production model which results in robust home closing gross margins and profitability. We achieve economies of scale across our production model by offering a consistent set of core floor plan options across all our markets, which in turn creates a streamlined process for our construction partners. For the year ended December 31, 2023, for example, over 89% of our closings were derived from fewer than 30 floor plans. Based on prior management experience, we believe this number of floor plans is much smaller than other comparably sized public company homebuilders. We seek to further improve our production efficiencies through the continuity of the trade partner construction teams we utilize across multiple job sites. This approach increases trade partner familiarity with our floor plans and building materials, which in turn increases their productivity and allows us to target a minimum of one home start a day per Rteam. As a result of our differentiated operating model, we have achieved an average construction cycle time of approximately 65 business days, which is among the lowest average construction cycle times in the public homebuilding sector.

We believe our Rteam philosophy is the foundation of our operational success. As part of our operating philosophy, we maintain a high level of transparency, communication, and partnership between our employees and our business partners, including our developers, our suppliers, and our trade partners. We place significant focus on accountability and collaboration, emphasizing a mindset of shared success whereby each partner’s contribution is critical to the success of everyone else and the overall success of a project. Lastly, we focus on maintaining long-term partnerships with our suppliers, collaborating with them across multiple communities and markets whenever possible. This approach provides our suppliers with more scale and allows us to procure building materials more efficiently at favorable prices.

 To facilitate our efficient homebuilding operations, we utilize an ERP system, SMART Builder, which is a real-time, schedule driven, single database that manages our entire homebuilding construction ecosystem, including sales, purchasing, scheduling, production, accounting, and servicing. To increase planning and organization efficiency, our trade partners can also access SMART Builder to have visibility into the status of various workstreams. Utilizing SMART Builder helps us drive a consistent and repeatable process, eliminate unnecessary site visits, and create a steadier workflow by avoiding variance orders and peak staffing from our trade partners, all contributing to lower overall costs. SMART Builder also integrates daily expense information on a unit level basis, helping us accurately monitor project costs in real-time and ensure our projects stay within budget. Our ability to streamline production and reduce operating costs has resulted in high home closing gross margins, which were 28% and 29% for the years ended December 31, 2023 and 2022, respectively, among the highest in the public homebuilding sector.

Land-light business model that allows for both risk mitigation and enhanced returns

Core to our success is the capital efficient, land-light operating strategy we have employed since our inception. We believe this approach mitigates risk and, consistent with our efficiency focused culture, enhances our returns. We primarily acquire finished lots from reputable third-party land developers and land bankers through lot-option contracts, thereby avoiding the financial requirements and risks associated with land ownership and land development. Our primary obligation and potential economic risk for failure to perform under our lot-option contracts is typically limited to the amount of our deposit. Additionally, we aim to limit our balance sheet risk by typically keeping less than two months of finished lots on our balance sheet at any given time. By utilizing a “just-in-time” approach to lot acquisitions, we reduce our up-front capital commitments and in turn drive higher inventory turnover and returns. As of December 31, 2023, we controlled 11,501 lots through option contracts, representing 96% of our total unstarted controlled lots. Our inventory turnover was 3.4x for the year ended December 31, 2023, excluding our Houston segment acquired in connection with the Devon Street Homes Acquisition, and 3.8x for the year ended December 31, 2022. Our adjusted return on equity was 49% and 81%, respectively, for the years ended December 31, 2023 and 2022, respectively.

Established presence in attractive, high growth markets

We are focused on favorable, high growth housing markets primarily in the Southeastern and Southern United States. Since establishing our initial presence in Atlanta, we have steadily expanded our footprint into Raleigh, Birmingham, Charlotte, Nashville, Huntsville, and Houston over the last nine years.

Our markets exhibit attractive demographic trends, including high employment growth, strong supply and demand fundamentals, positive net migration, home price appreciation, favorable land pricing, and low costs of living, which we believe will support the long-term growth of new home orders. According to JBREC, the majority of our markets rank among the top ten in the Southeast for positive net migration over the last year. We believe the combination of these compelling trends and our strong presence within these markets will help facilitate the execution of our growth strategy.

Scalable platform well positioned to expand in existing and new markets

Since our inception in 2008, we have expanded our homebuilding operations through consistent organic growth. We utilize our management team’s deep industry knowledge, disciplined underwriting and project management capabilities, and our scalable, process-driven, schedule-oriented platform to grow in submarkets within our existing footprint as well as enter new markets. In Atlanta, we have rapidly and profitably grown our presence, celebrating our 5,000th cumulative closing in 2020. We have successfully scaled our business while maintaining strong margins by targeting markets where we can replicate our land-light strategy and Rteam production model, and also leverage our strong relationships with local developers, suppliers, and municipalities to grow communities. For the year ended December 31, 2023, we closed 2,297 homes, achieving a 20.2% CAGR on closed homes from 2015 to 2023. Going forward, we intend to apply our management team’s strong execution capabilities to capitalize on growth opportunities within our existing markets and new markets.

Differentiated ability to offer a personalized homebuying experience to price-conscious homebuyers

Through our efficient and differentiated operating approach, we have the ability to offer our target homebuyers a personalized affordable luxury buying experience. As part of our home offerings, we provide homebuyers a wide range of value engineered exterior and interior options. Additionally, because we offer a consistent, optimized set of floor plans and home options across our markets, we can reduce costs, shorten construction cycle times, and ultimately deliver a high-quality personalized home at an attractive price point, which averaged approximately $333,000 on homes closed during the year ended December 31, 2023. We believe our ability to offer a personalized buying experience at an affordable price point will continue to create meaningful differentiation in the market for us.

Veteran management team with track record of success and significant public company experience

We benefit from a seasoned management team with a long history of generating consistent positive financial results and strong returns for stockholders. Our management team averages over 25 years of industry experience, with many of our executives and upper management having previously held senior roles at other public homebuilder companies, including KB Home, WCI Communities, Beazer Homes, Meritage Homes, Pulte, and NVR. Our founder and Executive Chairman, Tom Bradbury, is a long-time industry veteran who previously founded Colony Homes. Under his leadership, Colony Homes grew into one of the largest homebuilders in the Southeastern United States focused on entry-level homebuyers and was ultimately sold to KB Home in 2003. Our President, Chief Executive Officer, and Vice Chairman, Greg Bennett, has spent most of his career working alongside Mr. Bradbury, starting in 1986 and through his last position as Region President of Colony Homes prior to its sale to KB Home. In 2004, Greg founded his own homebuilding company, Greg Bennett Homes, which he operated until he joined Smith Douglas Homes in 2015. Our Executive Vice President and Chief Financial Officer, Russell Devendorf, has previously served as Chief Financial Officer at WCI Communities, where he helped spearhead the restructuring and turnaround of the company from 2008 to its successful initial public offering in 2013 and its eventual sale to Lennar in 2017. Our management’s experience adds a level of expertise, governance, and accountability that we believe is distinct for companies of our size. Our management continue to own the majority of outstanding common stock, creating long-term alignment of interests between management and stockholders.

Conservative balance sheet and liquidity, with substantial capacity to drive growth

We maintain a conservatively leveraged and flexible balance sheet which reflects our efficiency-minded operating philosophy. Following our IPO, we believe our enhanced liquidity position allows us to react nimbly to market conditions and to pursue attractive organic growth or acquisition opportunities. We maintain significant liquidity, with $19.8 million of cash and cash equivalents on hand and $75.1 million of undrawn capacity under the Amended Credit Facility (exclusive of outstanding letters of credit) as of December 31, 2023.

As of December 31, 2023 and 2022, respectively, our debt-to-book capitalization was 27% and 8%, and our net-debt-to-net book capitalization was 21% and (10)%. Net-debt-to-net book capitalization is a non-GAAP financial measure. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations Data – Non-GAAP Financial Measures.

Our Strategy

We expect to execute on the strategies below to establish our legacy as one of the country’s leading homebuilders and to continue driving consistent growth, operating efficiency, and strong returns while delivering high-quality, personalized homes to homebuyers at affordable price points. Through the execution of our business strategy, we will strive to expand our platform and become a top homebuilder in the United States.

Capitalize on our land-light capital strategy to efficiently build new communities and drive superior risk-adjusted returns

We intend to continue our land-light lot acquisition strategy to support future growth while maintaining strong equity returns. We believe this approach, combined with our primarily pre-selling / build-to-order strategy, allows us to efficiently build new communities while also limiting our operational and financial risk during various economic cycles. Without the financial and operational risks of undeveloped land ownership, we create an even flow of lot purchases, better aligning the pace of home orders and home starts. Furthermore, to drive greater inventory turnover, we utilize financial incentive structures within our market divisions to target no more than approximately two months of finished lots and four months of started lots at any given time. We have utilized the land-light business model since our inception in 2008 and have forged strong relationships with land developers and land bankers that span multiple markets, which we believe give us an advantage when sourcing and executing lot option contracts. Supported by these enduring relationships, we believe our land-light strategy differentiates us from peers and allows us to consistently achieve attractive risk-adjusted returns.

Increase presence and market share within our existing markets

Our focused strategy of targeting entry-level and empty-nest homebuyers in our preferred markets has been at the core of our historical expansion and these homebuyer groups will continue to be our primary target demographic. We leverage our strong relationships with local developers, suppliers, municipalities, and land bankers to give us deeper access in our existing markets to increase land positions and community count. We have experienced rapid organic growth since our inception in 2008, expanding our geographic presence from our headquarters in Atlanta, a market where we are currently one of the largest homebuilders, to six additional key markets with robust growth outlooks: Raleigh, Charlotte, Birmingham, Houston, Huntsville, and Nashville. We believe there remains significant opportunity to increase market share and meaningfully grow within our existing markets, driving economies of scale and overall platform growth.

Opportunistically expand to new markets

We see attractive growth opportunities, particularly in the Southeastern and Southern United States, and intend to opportunistically expand into new geographies through organic growth and platform acquisitions. We evaluate potential market expansion opportunities using a set of robust strategic market criteria, including availability of land and unmet demand in suburban-plus areas, as well as the ability to pursue a similar lot option strategy, house plans, and construction process while leveraging our Rteam philosophy. As part of our new market expansion strategy, we target establishing critical scale of at least 200 annual starts within the first two years of entering a new market in order to maximize our Rteam efficiency. Furthermore, we will selectively evaluate external growth opportunities where we can gain scale in a market and enhance our position for future growth. For example, our acquisition of Devon Street Homes has helped us enter the highly attractive Houston market, providing us immediate scale and positioning us to grow organically in neighboring Texas markets over time. Looking ahead, we will continue to pursue attractive market expansion opportunities that align with our strategy.

Continue to target our key entry-level and empty-nest homebuyer demographics

Our strategy is to target the entry-level and empty-nest demographics in the Southeastern and Southern regions of the U.S. We believe the fundamental drivers at both the national level and, more specifically, in our local markets have created an increased demand for entry-level priced homes, which we believe makes us well positioned to fulfill this demand as a result of our ASP of homes closed, which was approximately $333,000 for the year ended December 31, 2023. By targeting lower price point offerings, we are able to drive demand despite broader affordability concerns. We operate in attractive market segments, where there is consistent demand for homes as homebuyers look for alternatives to renting, especially with rising rental rates. We believe homebuyers appreciate our value proposition created by the combination of our home affordability and the level of personalization we provide. Furthermore, in the current environment, the recent rise in interest rates has created a significant affordability problem, making our price points even more attractive. In addition, we have significant experience working across multiple mortgage types including, but not limited to, FHA, U.S. Department of Agriculture (“USDA”), and conventional mortgages, which allows us to offer financing support tailored to the needs of our homebuyers.

Focus on delivering a personalized build-to-order experience at attractive price points

We believe a key differentiator of our business is how we redefine affordable luxury for the homebuilding sector. Our home offerings address the strong market demand for an affordable luxury experience that provides homebuyer personalization, through an a-la-carte approach to various home design options, without sacrificing affordability. Our unique affordable luxury business model is designed to balance an optimized and value-driven homebuyer experience with operational efficiency. We have invested significant resources in perfecting approximately 30 value-engineered floor plans that our homebuyers have used in over 89% of total homes closed across all our markets for the year ended December 31, 2023. The streamlined floor plans and strong scheduling adherence allow us to offer high-quality homes at affordable prices with short turnaround times. Going forward, we will continue to provide a select variety of home layout options and amenities for our homebuyers in a streamlined and cost-effective manner. Lastly, we also consider our homebuyers’ living experience after buying a home in one of our communities, so we have structured our lot and land acquisition strategy to maximize streetscapes and create an efficient community layout. We believe this compelling value proposition provides meaningful differentiation in the market, increasing the demand for our homes relative to our competitors, who do not offer the same level of personalization and value at comparable price points. With our approach to offering affordable luxury in the homebuilding space, we intend to continue to expand our brand to reach more homebuyers with our unique value proposition.

Continue to utilize strong cash flow generation to grow platform and drive high return on equity

We operate a highly efficient business model that has consistently generated strong margins and significant cash flow. Our margin and cash flow profile has historically enabled us to simultaneously expand our business, maintain a conservative, durable balance sheet, and return capital to stockholders, which has in turn resulted in strong equity returns. We intend to continue utilizing a nimble and balanced capital allocation strategy that prioritizes the growth of our platform, increased profitability, and the strength of our balance sheet while targeting a consistent, high return on equity for our stockholders. This allows us to maintain long-term balance sheet durability to withstand multiple cycles and to execute operational and acquisition strategies when access to capital is scarce.

We believe our recent IPO diversified our access to capital and enhanced our already strong liquidity position, further supporting our robust future growth plans and providing us with the flexibility to opportunistically deploy capital. We plan to continue to be prudent with our use of leverage, which we believe is key to the long-term growth and financial stability of our business.

Our Products and Customers

Our homes and homebuyers

We design, sell, and build a range of single-family homes in each of our markets, with a core focus on the entry-level and empty-nest homebuyer segments. Our business is driven by our commitment to building high quality homes at affordable prices in attractive locations while delivering an exceptional level of customer service through providing the flexibility to choose from a wide selection of floor plans, finishes, and upgrades to best fit their tastes and needs. We strive to be the most cost-effective provider of homes in each of our submarkets with price points below FHA limits. Although we are more cost-effective than most of our competitors, we believe we offer our homebuyers an affordable luxury homebuying experience that is unique compared to our peers and the resale homes with which we compete.

We offer a variety of floor plans ranging from 1,100 square feet to over 3,000 square feet. Our plan library includes popular open-concept homes with single-level living, modern villas, and townhomes, and functional two and three-story homes, with extra space for conveniences like laundry, flex offices, and lofts upstairs. Although we have a wide array of plans in our library, for the year ended December 31, 2023, over 89% of our home closings were from less than 30 house plans. Most of our homes are available at a variety of elevations, allowing us to create different and appealing streetscapes across our communities with a streamlined lineup of floor plans.

Although we build and sell move-in ready homes, approximately 68% of our home closings in the year ended December 31, 2023 were built-to-order. Our streamlined and efficient building process, gives our homebuyers the ability to personalize and change home features, including kitchen cabinets, flooring, and other design options, late into the construction phase of their home. We believe our build-to-order focus with quick construction cycle times at attractive value gives us a competitive advantage versus our peer group.

Our active communities

As of December 31, 2023, we had 69 active communities, which was 30% higher than the 53 active communities count we had as December 31, 2022. Average monthly sales per community for the year ended December 31, 2023, excluding sales and communities related to the Devon Street Homes Acquisition, were 3.4, an increase from 3.1 average monthly sales per community for the year ended December 31, 2022.

Land Acquisition Strategy

Locating and acquiring quality land positions is critical to our overall success and profitability. We generally aim to maintain a four-year finished lot supply in all our markets, although we may adjust our targets based on macroeconomic and market-specific trends. We utilize a comprehensive underwriting process that includes reviewing the key economic drivers in a particular market, including population, demographic, and employment trends, in order to determine appropriate positioning in the market and the probability of success. We typically get a “first look” at many quality land opportunities in our existing and target markets due to our reputation and local relationships with land sellers and brokers.

Our land selection process starts with our local division leadership. Each division has a team of qualified and experienced land managers and support personnel to identify potential new community opportunities within their markets. Our divisions work with senior management throughout the underwriting process and are given the authority to put deals under contract with refundable deposits. Prior to the expiration of our negotiated inspection period, the division leadership presents each land acquisition opportunity to the Corporate Investment Committee (the “CIC”). The CIC consists of our Chief Executive Officer, Chief Financial Officer, General Counsel, Executive Vice President of Sales & Marketing, Corporate Vice President of Operations, and other members of senior management. All land opportunities are presented to it by our divisions and reviewed by the CIC. Typically, multiple members of our senior management team have physically toured every new deal location before the deal is presented and reviewed by the CIC. The Chief Executive Officer and Chief Financial Officer, with input from the other CIC members, approve all new deals.

We operate a land-light and capital efficient lot acquisition strategy and generally seek to avoid engaging in land development, which requires significant capital expenditures and can take several years to realize returns on investment. Our strategy is intended to avoid the financial commitments and risks associated with direct land ownership and land development by allowing us to control a significant number of lots for a relatively low capital cost. We consider a lot controlled when we hold an option to acquire the applicable lot for the relevant timeframe set forth in the option contract. We primarily employ two variations of our land-light land financing strategy—finished lot option contracts and land bank option contracts—pursuant to which we secure the right to purchase finished lots at market prices from various land sellers and land bank partners, including through our unconsolidated entities, by paying deposits based on the aggregate purchase price of the finished lots (typically ranging between 5.0-20.0%) and, in the case of land bank option contracts, interest on the price of the outstanding lots to the land bank partner.

After we sign a finished lot option contract, but prior to the deposit becoming non-refundable (except for certain circumstances such as seller default or force majeure events), we have an initial inspection and due diligence period (“Inspection Period”). The Inspection Period is typically 60-120 days, during which time we inspect the property to make sure it meets certain development requirements (e.g., zoning, environmental approvals, and other customary requirements).

If the property meets our development requirements and successfully exits the Inspection Period, the deposit becomes non-refundable (except for certain circumstances such as seller default and force majeure events), and we proceed under the finished lot option contract with the lots available to us for purchase on a staggered takedown schedule, which is designed to mirror our expected home orders. Our options to purchase lots typically expire at the end of each purchase date as set forth in the staggered takedown schedule of the applicable option contract. For example, if we are a party to an option contract to purchase sixty lots aggregate (fifteen lots to be purchased on each of four staggered, sequential purchase dates), the option for each tranche of fifteen lots would typically expire on the purchase date for the applicable tranche. If we do not exercise our option to purchase, the seller then would have the option to terminate the agreement, which would then result in the loss of the option to purchase all remaining unpurchased lots and forfeiture of the remaining deposit for the unpurchased lots. We do not typically receive a return of our deposit upon expiration or termination of the contract unless it is due to seller default or a force majeure event. Generally, all rights and obligations regarding maintenance, development, taxes, insurance, and any other expenses associated with the properties remain with the seller until we close on the purchase of the lots. As of December 31, 2023, our lot deposits relating to lot and land option contracts, including option contracts with unconsolidated entities, totaled $57.1 million, which controlled 11,501 option lots. As of December 31, 2022, our lot deposits relating to lot and land option contracts, including option contracts with unconsolidated entities, totaled $33.3 million, which controlled 7,848 option lots.

When a land seller desires to sell finished lots in bulk or does not wish to develop finished lots, we often enter into land bank option contracts with land bank partners whereby we assign the underlying finished lot option or raw land purchase contract to a land bank partner, who then funds the land development costs and sells the finished lots to us, at our option, over a period of time with staggered takedown schedules. These option contracts allow us, at our option, to forfeit our right to purchase the option lots for any reason. Our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and any related fees paid to the land bank partner. As of December 31, 2023, our land bank deposits amounted to $30.6 million, which controlled 2,746 lots. As of December 31, 2022, our land bank deposits amounted to $18.1 million, which controlled 2,097 lots.

We also have non-controlling equity interests in various investments in unconsolidated entities to acquire rights under options to purchase land to be used in home building operations at future dates. We do not consolidate the investments as we do not have a majority ownership interest. We also do not have a right to receive a majority of the investment’s expected residual returns or an obligation to absorb a majority of the investment’s expected losses, and we determined we do not exert control over these entities. As of December 31, 2023, the total purchase price applicable to land under options was $652.1 million, inclusive of estimated contractual price escalators, which controlled 11,501 lots. As of December 31, 2022, the total purchase price applicable to land under options was $423.3 million, inclusive of estimated contractual price escalators, which controlled 7,848 lots.

As part of our land acquisition strategy and in order to maintain a healthy pipeline of lots, we also enter into agreements with lot sellers, which allow us to evaluate the land and potential transaction without entering into a binding agreement to control the lots or requiring us to pay a non-refundable deposit. As of December 31, 2023, we have signed agreements covering 4,089 lots included in our total controlled lots which we are still in the due diligence and investigation period and for which our earnest money deposits are still refundable.

Total controlled lots and real estate inventory status

The following tables present our total controlled lots, which includes both our owned and optioned lots, by market as of the periods set forth below:

As of December 31,	2023			2022
Market	Owned(2)	Optioned	Total Controlled	Owned(2)	Optioned	Total Controlled
Alabama(1)	409	1,362	1,771	152	2,005	2,157
Atlanta	278	5,175	5,453	430	3,201	3,631
Charlotte	61	1,532	1,593	55	931	986
Houston	303	1,484	1,787	—	—	—
Nashville	122	748	870	168	705	873
Raleigh	147	1,200	1,347	160	1,006	1,166
Total	1,320	11,501	12,821	965	7,848	8,813
(1)	Includes lots controlled in Birmingham and Huntsville.
(2)	Includes homes under construction.

The following tables present our owned real estate inventory status as of the periods set forth below:

As of December 31,	2023	2022
Backlog homes finished or under construction	40%	47%
Unsold homes under construction	11%	9%
Unsold completed homes	5%	4%
Model homes	4%	5%
Owned unstarted finished lots	40%	35%
Total	100%	100%

Homebuilding, Marketing, and Sales Process

Construction

We are focused on providing value, quality, and satisfaction to our homebuyers and are committed to providing them affordable homes of enduring value. Our homebuyer-centric homebuilding process begins with a variety of floor plans. Our architectural design team improves these plans over time based on homebuyer buying trends in our markets while offering a wide range of materials and upgrades to meet the varying needs of entry-level and empty-nest homebuyers. We believe every home is important, regardless of price, and that every homebuyer deserves the chance to personalize in order to build a home that suits their needs. Accordingly, we offer an array of personalization options to our homebuyers in the majority of our product offerings, including cabinetry, countertops, fixtures, home automation and other technologies, energy efficiency, appliances, and flooring, as well as certain structural modifications. We empower our homebuyers with the flexibility to visualize, experience, and select these personalization options for their future homes, both at our community sales centers in collaboration with our sales and design consultants, and also virtually using our Interactive Home Designer tools. This process affords our homebuyers the opportunity to work with our sales and design consultants or to use interactive tools to make their new house feel like home.

We provide direct oversight in the construction of our homes. Our employees provide the purchasing, construction management, and quality assurance support on the homes we build while independent, third-party trade partners provide the material and labor services. Our construction managers oversee construction, manage trade partner adherence to the SMART Builder generated construction schedule, review the work for budget adherence, and monitor compliance with zoning and building codes. At all stages of construction, we are focused on meeting our production schedules and quality standards. We typically do not maintain significant inventories of construction materials, except for work in progress materials for our homes under construction.

Our trade partner agreements require our trade partners to complete specified work in accordance with price and time schedules and in compliance with applicable building codes and laws. All our trade partners are required to carry appropriate types and levels of insurance, as well as any required licenses. The price schedules provided by our trade partners may be subject to change based on the fluctuations in labor and material costs or for other reasons. Our homes are typically completed within 64 business days from the start of construction, but completion may vary based on several factors including the availability of labor, materials, and supplies, and weather conditions.

We hire experienced trade partners to supply labor and procure some or all the building materials required for homebuilding. As is typical in the homebuilding industry, we generally do not have long-term contractual commitments with our trade partners or suppliers. However, we maintain long-standing, mutually beneficial relationships with many of them, and we leverage our size and extensive relationships to maximize efficiencies, achieve cost savings, and ensure consistent practices. We compete with other homebuilders for qualified construction managers, trade partners, and raw materials.

SMART Builder and Rteam

We incorporate technology into our construction process through SMART Builder, a customized enterprise resource planning (“ERP”) system that is a schedule driven, real time, single data base, customized construction and homebuyer relationship management software and the backbone of our process. Through SMART Builder, we manage our construction process and work-flow scheduling in real-time with our trade partners. This gives those involved in the construction process access to information such as home starts and closings, potential delays, and other issues, as they happen, which maximizes efficiency in the construction process and reduces time and materials waste.

SMART Builder utilizes a paperless purchase order system throughout the construction process to conduct business with our trade partners and provides them cloud-based access to check their job schedules and purchase orders on a real-time basis. Typically, our trade partners are paid every week to ensure regularity and commitment to our shared objectives and all of our trade partners and suppliers are paid via direct deposit, further automating and streamlining the process.

SMART Builder is the pillar of our Rteam operational model, which views each portion of the home building, selling, and servicing process as integral to every other portion. Our Rteam model enhances collaboration, visibility, and mutual accountability between us and the stakeholders with whom we do business, including our developers, municipalities, trade partners, and homebuyers. To the extent possible, we structure each Rteam of trade partners within close geographic proximity, creating a more cohesive and efficient working relationship. Within each Rteam, every trade partner is responsible for ensuring the job is complete before handing it off to the next trade partner and not starting a job until the specifications, as designated by the team, are correct. This relationship-based approach to doing business has the goal of creating better quality homes, a more consistent and predictable homebuilding cycle, and increased profitability. We define Rteam with these key themes and train our trade partners on this philosophy:

•	Real Time

•	Readiness & responsibility

•	Respect

•	Repeatable & responsible growth

•	Reliable workmanship

•	Recession resistant

•	Recognition

Each Rteam is structured to produce one home start per day. After accounting for holidays, weather, and other unexpected events, the goal of each Rteam is to start and deliver 208 homes per year, or a minimum of four per week, on an even-flow basis. Our aim is for each of our divisions to operate multiple Rteams as we drive scale through our markets.

Marketing

We generally target and market our homes and communities to entry-level and empty-nest homebuyers, which we believe are the most underserved homebuyer groups in each of our markets. Our sales, marketing, and architectural design teams work with our forward planning and land teams in each division to secure lots that permit the building of floor plans we believe will appeal to our target homebuyers.

Our sales and marketing program employs a multi-faceted approach to source and attract potential homebuyers. While we occasionally utilize traditional printed media, digital marketing is the primary component of our marketing strategy, and we have refined our digital sales efforts in recent years through the work of our dedicated digital sales coordinators as well as our automated homebuyer assistance tools. We believe our online marketing efforts have become a key strength of our business, allowing us to reach a broad range of potential homebuyers at relatively low cost compared to traditional advertising platforms. In particular, we are focused on capturing potential homebuyers when we are contemplating opening a new community. This is enabled by our multi-faceted digital marketing efforts, which include strategic e-marketing to our current database of potential homebuyers, real estate search site campaigns, internet advertising enhanced by search engine marketing and search engine optimization, and campaigns and promotions across an array of social media platforms. We target both in-state and out-of-state potential homebuyers. Our proficiency with digital marketing and our commitment to meeting the needs of our homebuyers leads to increased use of our virtual home tours and our automated homebuyer assistance tools, which have become increasingly popular and effective marketing and sales strategies. Offsite and onsite signage are also used in our communities to advertise our availability and accessibility every day of the week. We also develop communications and promotions targeted specifically to the third-party real estate broker network in each of our markets as they are an integral part of our marketing process and impact sales activities in many of our communities. During the years ended December 31, 2023 and 2022, 76% and 74%, respectively, of our gross new orders had a third-party broker.

Our sales efforts are supported by our sales centers which are typically housed within our professionally decorated model homes demonstrating the features of the homes in each of our communities. In general, our model homes are distinguished by well-landscaped entryways, digital sales kiosk with touchscreen displays, and design option selection areas for the homebuyer to create their personalized home. The sales centers are staffed with in-house commissioned sales personnel who have in-depth knowledge of our products, communities, and the markets in which they work. Sales representatives assist potential homebuyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes, and the selection of home personalization options. Sales representatives are trained by us and generally have had prior experience selling new homes in the local market. We have implemented standard model home design features that offer consistency to homebuyers across all our communities.

Backlog, Orders, and Closings

Home construction generally does not start without a binding sales agreement; however, we employ a limited speculative homebuilding program where we construct a home without an associated contract. We continually monitor our unsold homes under construction based on market demand and will typically limit our communities to no more than five unsold homes under construction. As of December 31, 2023, we had 249 unsold homes under construction, only 44 of which were completed. A new sale is reported when the homebuyer has received preliminary mortgage approval through one of our preferred lender relationships and the sales contract has been signed by the homebuyer, approved by us, and secured by a typically non-refundable deposit. Furthermore, homebuyers are generally required to pay an additional deposit when they select options or upgrade features for their home. As of December 31, 2023 and 2022, respectively, homebuyer deposits averaged approximately 2% and 4% of the average sales price of our backlog homes.

The following tables present information concerning our new home orders, starts, and closings in each of our markets for the periods set forth below:

Year ended December 31,	2023			2022			Year Over Year Change
Market	Orders	Starts	Closings	Orders	Starts	Closings	Orders	Starts	Closings
Alabama	494	505	396	217	267	338	277	238	58
Atlanta	962	943	1,016	997	1,051	1,016	(35)	(108)	—
Charlotte	161	159	162	165	185	223	(4)	(26)	(61)
Houston	145	110	94	—	—	—	145	110	94
Nashville	285	285	297	250	297	307	35	(12)	(10)
Raleigh	321	324	332	299	312	316	22	12	16
Totals	2,368	2,326	2,297	1,928	2,112	2,200	440	214	97

Our backlog consists of homes under signed purchase contracts with homebuyers who have met the preliminary criteria to obtain mortgage financing and made their deposit but have not yet closed. Backlog (period end) represents the number of homes in backlog from the previous period plus the number of new home orders generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations and the number of our active communities. Homes in backlog are generally closed within one to six months, although we may experience cancellations of purchase contracts at any time prior to such home closings. It is important to note that new home orders, backlog, and cancellation metrics are operational, rather than accounting, data and should be used only as a general gauge to evaluate performance. Backlog may be impacted by homebuyer cancellations for various reasons beyond our control.

We recognize our homebuilding revenue at the time of the closing of a sale, at which time the title to and possession of the property are transferred to the homebuyer. If a homebuyer cancels its contract, we typically keep the deposit and record it as income at the time of cancellation. We believe the combination of our sales process, affordable and personalized product offering, and our industry leading construction cycle times have led to lower cancellation rates on average compared to our industry peers. For each of the years ended December 31, 2023 and 2022, our cancellation rate was approximately 11%.

The following tables present information concerning our net new home orders, cancellation rate, and ending backlog for the periods (and at the end of the period) set forth below (dollar amounts in thousands):

As of December 31,	2023	2022
Net new home orders	2,368	1,928
Contract value of net new home orders	$792,224	$667,530
ASP of net new home orders	$335	$346
Cancellation rate	10.5%	10.9%
As of December 31,	2023	2022
Backlog homes (period end)	912	771
Contract value of backlog homes (period end)	$310,714	$258,718
ASP of backlog homes (period end)	$341	$336

Sourcing and Supply Chain

We use various materials and components in our construction process and are dependent upon building material suppliers for continuous product availability. It typically takes us approximately 64 business days to construct a single-family home. Our materials are subject to price fluctuations until construction on a home begins, at which point prices for that home are locked in via purchase orders. Such price fluctuations may be caused by several factors, including seasonal variation in availability of materials, labor and supply chain disruptions, international trade disputes and resulting tariffs, and increased demand for materials in the markets where we operate. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations and Part I, Item 1A. Risk Factors—Risks Related to the Operation of Our Business—A shortage or increase in the costs of building materials could delay or increase the cost of home construction, which could have an adverse material impact on our business for additional information.

The principal raw materials used in the construction of our homes are lumber and concrete. In addition, we use various other materials, including drywall, plumbing, and electrical components. Typically, all raw materials and most components used in our business are readily available in the United States. Our objective in procurement is to maximize efficiencies at local, regional, and national levels and to consistently utilize established contractual arrangements. We employ a comprehensive procurement program that leverages our size and regional presence to achieve attractive cost savings and, whenever possible, to utilize standard products available from multiple suppliers. We currently determine national specifications for many of our installed products and with our distributors. This helps us streamline our offerings, maintain service levels and delivery commitments, and protect our pricing. It also gives us the benefit of complimentary model home products and a pre-negotiated rebate amount. We currently have distribution agreements in place for lumber, appliances, heating, ventilation and air conditioning systems, insulation, stucco, and other supplies.

Our Title Insurance Business

Our unconsolidated entity, Ridgeland Title LLC, is a licensed title insurance agency that provides closing, escrow, and title insurance services. We own a 49% interest in Ridgeland Title LLC, and our partner, McMichael & Gray, PC, owns the remaining 51% interest.

Ridgeland Title LLC operates several closing offices located around metro Atlanta. Ridgeland Title LLC’s staff includes experienced attorneys, state licensed title agents, escrow officers, and support personnel. Closing, escrow, and title insurance is primarily regulated at a state level, requiring that operations be conducted by skilled attorneys and/or licensed title insurance agents. Expansion of title operations into other markets is ongoing and consideration of new markets is driven by unit volume, ASP for homes sold in the market, and regulatory compliance environment.

Ridgeland Title LLC collects fees and risk premiums for closing services, based incrementally on unit price, which are shared by the agent and the underwriter on a pro rata basis for each transaction completed. Ridgeland Title LLC generated a total of $2.2 million and $2.5 million in gross revenue through all channels of products and services during the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, respectively, our share of Ridgeland Title LLC’s income recognized was $0.9 million and $1.1 million and our distributions received were $0.9 million and $1.0 million.

Our interest in Ridgeland Title LLC is accounted for under the equity method of accounting and is not consolidated in our consolidated financial statements, as we do not control, and are not deemed the primary beneficiary of, Ridgeland Title LLC. See Note 9—Investments in Unconsolidated Entities to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our investments in unconsolidated entities and the related accounting treatment.

Our People

We are extremely proud of our employees and their commitment to collaborating as a team to uphold our values. Our purpose is to enhance people’s quality of life, whether that be our associates, homebuyers, or trade partners. As of December 31, 2023, we employed 364 full-time employees and 14 part-time employees in the United States. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe we have good relationships with our employees.

In order to be successful, we encourage each of our employees to embrace our “Our House” philosophy, which holds integrity, people, excellence, teamwork, and continuous improvement as the key values that drive our business. To uphold our values, we are intensely focused on maintaining our culture, recruiting, retaining, and incentivizing our employees, and employee development and engagement.

Our Culture

We take pride in our collaborative, win-win culture. From our sales team to our construction managers, trade partners, and support staff, our team works together to deliver each home. This collaboration allows us to provide a superior experience for our homebuyers, because they are part of our team as well. Our culture has been recognized by several industry publications, including Great Place to Work Certifications in 2022 and 2023 and recognition on the Fortune Best Workplaces in Construction list in 2022. As we continue to grow, we are proactive in ensuring that our foundational purpose, embodied in our “Our House” culture of collaboration, discipline and efficiency is preserved, giving us the ability to continue to recruit, develop, and retain associates and trade partners.

Customer Relations, Quality Control, and Warranty Program

We pay close attention to the product design process and carefully consider quality and choice of materials to minimize building deficiencies and reduce warranty expenses. We require all our vendors and trade partners to adhere to our work quality standards. Adherence to these standards is monitored in the ordinary course of business by our construction managers, and we do regular inspections and evaluations of our trade partners to ensure these standards are being met. In addition, local governing authorities in all our markets require the homes we build pass a variety of inspections at various stages of construction, including a final inspection in which a certificate of occupancy is issued. We also, in certain situations, use professionally licensed engineers to do various inspections on our homes.

We maintain professional staff whose roles include providing a positive experience for each homebuyer throughout the sale, building, closing, and post-closing warranty periods. Our quality and service initiatives include multiple homebuyer walkthroughs throughout construction and prior to closing, and homebuyer surveys post-closing. We maintain an open line of communication between each homebuyer and our sales and construction teams throughout the homebuying process.

Each of our homes comes with a limited warranty against certain building defects for one year after closing and a limited warranty against structural claims for ten years after closing. We believe our warranty program meets or exceeds those customarily offered in the homebuilding industry. The trade partners who perform most of the actual construction of the home also provide us with customary warranties on workmanship. Through our online portal, which is integrated with SMART Builder, our homebuyers can easily submit warranty requests post-closing. It is our goal to resolve any homebuyer warrantable claims within 14 days of receipt.

Competition

The homebuilding industry is characterized by moderately low barriers to entry. Among other things, homebuilders compete for homebuyers, desirable lots, financing, raw materials, and skilled labor. Increased competition may prevent us from acquiring attractive lots or make such acquisitions more expensive, hinder our market expansion, or lead to pricing pressures on our homes that may adversely impact our margins and revenues. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products and, because they are or may be significantly larger or have greater resources or lower cost of capital than we do, may be able to compete more effectively in one or more of the markets in which we operate or may operate in the future. We also compete with other homebuilders that have longstanding relationships with trade partners and suppliers in the markets in which we operate or may operate in the future, and we compete for sales with individual resales of existing homes and with available rental housing.

The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions, and interest rates. Other factors that affect the industry and the demand for new homes include: the availability and cost of land, labor, and materials; changes in consumer preferences; demographic trends; and the availability and interest rates of mortgage finance programs. See Part I, Item 1A. Risk Factors for additional information regarding these risks.

We are dependent upon building material suppliers for a continuous flow of materials. Whenever possible, we attempt to utilize standard products available from multiple sources. In the past, such materials have been generally available to us in adequate supply.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations for additional information.

Seasonality

In all of our markets, we have historically experienced similar variability in our results of operations and capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes and record higher sales in our second, third, and fourth quarters. As a result, our revenue may fluctuate on a quarterly basis, and we may have higher capital requirements in our second, third, and fourth quarters in order to maintain our inventory levels. Our revenue and capital requirements are generally similar across our second, third, and fourth quarters.

As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular quarter, especially the first quarter, are not necessarily representative of the results we expect for the year. We expect this seasonal pattern to continue in the long term.

Intellectual Property and Other Proprietary Rights

To establish and protect our proprietary rights, we rely on a combination of trademark, copyright, and trade secret laws, and contractual restrictions such as confidentiality agreements and licenses. We strive to protect the proprietary information we believe is important to our business.

We have registered or applied to register certain of our trademarks in the United States. We pursue the registration of domain names for websites that we use and consider material to our business.

While much of the intellectual property we use is owned by us, we also use various third-party licensed software in connection with our business. Although we believe these licenses are sufficient for the operation of our business, these licenses typically limit our use of such third-party software to specific uses and for specific time periods.

Government Regulation and Environmental, Health, and Safety matters

We are subject to numerous local, state, federal, and other statutes, ordinances, rules, and regulations concerning zoning, development, building design, construction, and similar matters, which impose restrictive zoning and density requirements to limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subject to periodic delays, changes in use, less intensive development, or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development.

We are also subject to a variety of local, state, federal, and other statutes, ordinances, rules, and regulations concerning the environment, health, and safety, including those governing storm water and surface water management, discharge and releases of pollutants and hazardous materials into the environment, including air, groundwater, subsurface and soil, remediation activities, handling of hazardous materials, protection of wetlands, endangered plant and animal species, sensitive habitats, climate change, and human health and safety. In addition, pursuant to such statutes, ordinances, rules, and regulations, we are generally required to obtain permits and other approvals from applicable authorities to commence and conduct our development and homebuilding activities. The environmental requirements that apply to any given homebuilding site vary according to the site’s location, its present and former uses, and its environmental conditions, including the presence or absence of contamination, wetlands, endangered plant or animal species or sensitive habitats at the site or any nearby or adjoining properties. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. From time to time, the U.S. Environmental Protection Agency (the “EPA”) or U.S. Occupational Safety and Health Administration (“OSHA”) and similar federal, state, or local agencies may review land developers’ and homebuilders’ compliance with environmental, health, and safety requirements and may levy fines and penalties, among other sanctions, for failure to comply with such requirements, or impose additional requirements for future compliance because of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. In particular, new legislation has been enacted, or may be enacted in the future, relating to such matters as climate change, energy efficiency standards, requirements for building materials and bans on the use of natural gas appliances and/or natural gas hookups. Environmental requirements, including those relating to climate change, can also have an adverse impact on the availability and price of certain raw materials, such as lumber, and may increase our energy costs.

Under various environmental requirements, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up spills or releases of hazardous substances or petroleum products and may be held strictly and/or jointly and severally liable to a governmental entity or to third parties for related damages, including for property damage, bodily injury, the cost of investigation and cleanup in connection with the contamination, and damages to natural resources. We could also be held liable if the past or present use of building materials or fixtures that contain hazardous materials results in site contamination or other damages, such as property damage or bodily injury. A mitigation plan may be implemented during the construction of a home if a cleanup does not remove all contaminants of concern or address a naturally occurring condition, such as methane or radon. Some homebuyers may not want to purchase a home that is, or that may have been, subject to a mitigation plan. In addition, in those cases where wetlands, endangered plant or animal species or sensitive habitats are present, environmental requirements can result in the delay or elimination of development in identified environmentally sensitive areas.

Corporate Information

Smith Douglas Homes Corp., a Delaware corporation, was formed on June 20, 2023. Smith Douglas Homes Corp. is a holding company and the sole managing member of Smith Douglas Holdings LLC, and its principal asset consists of LLC Interests. Our business operations are conducted through Smith Douglas Holdings LLC. Prior to our IPO and the Transactions, the Continuing Equity Owners were the only members of Smith Douglas Holdings LLC. As a result of the IPO and the Transactions, Smith Douglas Homes Corp. is the sole managing member of Smith Douglas Holdings LLC and controls the business and affairs of Smith Douglas Holdings LLC.

Available Information

We file electronically with the SEC our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, proxy statements and other information. Our filings with the U.S. Securities and Exchange Commission (the “SEC”) are available to the public over the Internet at the SEC’s website at www.sec.gov. We make available on our website at investors.smithdouglas.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

An investment in our Class A common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties set forth below, together with the financial and other information included elsewhere in this Annual Report on Form 10-K. If any of the risks discussed in this Annual Report on Form 10-K occur, our business, prospects, liquidity, financial condition, and results of operations could be materially impaired, in which case the trading price of our Class A common stock could decline significantly, and you could lose all or part of your investment. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements.”

Risks Related to Our Business, Industry, and the Economy

Our industry is cyclical and is significantly affected by changes in general and local economic conditions.

Our business can be substantially affected by adverse changes in general economic or business conditions, and other events and conditions that are outside of our control, including:

•	increases in short- and long-term interest rates;

•	high inflation;

•	supply-chain disruptions and the cost or availability of building materials;

•	the availability of trade partners, vendors, or other third parties;

•	housing affordability;

•	the availability and cost of financing for homebuyers;

•	federal and state income and real estate tax laws, including limitations on, or the elimination of, the deduction of mortgage interest or property tax payments;

•	employment levels, job and personal income growth and household debt-to-income levels;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	the ability of homeowners to sell their existing homes at acceptable prices;

•	the U.S. and global financial systems and credit markets, including stock market and credit market volatility;

•	inclement weather and natural and man-made disasters, including risks associated with global climate change, such as increased frequency or intensity of adverse weather events;

•	environmental, health, and safety laws and regulations, and the environmental conditions of our properties;

•
civil unrest, acts of terrorism, other acts of violence, threats to national security, global economic and political instability, and conflicts such as the conflict between Russia and Ukraine and the Israel-Hamas conflict (including any escalation or expansion), escalating global trade tensions, the adoption of trade restrictions, or a public health issue such as COVID-19 or another major epidemic or pandemic;

•	mortgage financing programs and regulation of lending practices;

•	housing demand from population growth, household formations and demographic changes (including immigration levels and trends or other costs of home ownership in urban and suburban migration);

•	demand from foreign homebuyers for our homes;

•	the supply of available new or existing homes and other housing alternatives;

•	energy prices; and

•	the supply of developable land in our markets and in the United States generally.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate or may decide to operate in the future, which effects may be magnified where we have significant operations. Additionally, governmental action and legislation related to economic stimulus, taxation, tariffs, spending levels and borrowing limits, interest rates, immigration, as well as political debate, conflicts, and compromises related to such actions, may negatively impact the financial markets and consumer confidence and spending, which could adversely impact the U.S. economy and the housing market. Any deterioration or significant uncertainty in economic or political conditions could have a material adverse effect on our business.

These adverse changes in economic and other conditions can cause mortgage rates to rise, demand and prices for our homes to diminish, or cause us to take longer to build our homes and make it more costly for us to do so. We may not be able to recover these increased costs by raising prices because of weak market conditions and because the price of each home we sell is usually set several months before the home is delivered, as many homebuyers sign their home purchase contracts before construction begins. The potential difficulties described above could impact our homebuyers’ ability to obtain suitable financing and cause some homebuyers to cancel their home purchase contracts altogether.

The housing market may not continue to grow at the same rate, or may decline, and any reduced growth or decline in our markets or for the homebuilding industry generally may materially and adversely affect our business and financial condition.

We cannot predict whether and to what extent the housing markets in the geographic areas in which we operate or may decide to operate in the future will continue to grow, particularly if interest rates for mortgage loans, land costs, and construction costs rise. Other factors that might impact growth in the homebuilding industry include uncertainty in domestic and international financial, credit, and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of the COVID-19 pandemic, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive homebuyer income and asset documentation requirements, changes to mortgage regulations, population decline or slower rates of population growth in our markets, or Federal Reserve policy changes. Given these factors, we can provide no assurance that the present housing market will continue to be strong, whether overall or in our markets. Because we depend on a limited number of markets for substantially all of our home orders, if these markets, and in particular, Atlanta, Georgia, our largest market, experience downturns in the housing market, our business, prospects, and results of operations would be adversely impacted even if conditions in the broader economy or housing market did not suffer such a decline.

If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, including as a result of the COVID-19 pandemic, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate or may decide to operate in the future, or if interest rates for mortgage loans or home prices rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition, and results of operations, including, but not limited to, the number of homes we sell, our ASP of homes closed, and the amount of revenues or profits we generate, and such effect may be material.

The tightening of mortgage lending standards and mortgage financing requirements, untimely or incomplete mortgage loan originations, and rising mortgage interest rates could adversely affect the availability of mortgage loans for potential purchasers of our homes and thereby materially and adversely affect our business, prospects, liquidity, financial condition, and results of operations.

Almost all our homebuyers finance their home purchases through lenders that provide mortgage financing. Mortgage interest rates have generally trended downward for the last several decades and reached historic lows in 2021, which made the homes we sell more affordable during that period. Mortgage interest rates increased substantially during 2022 and 2023 in response to the Federal Reserve’s actions and future signaling to combat inflationary pressures, which negatively impacted consumer affordability. We cannot predict future mortgage interest rates, and if mortgage interest rates continue to increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and our operating results may be significantly impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers, which is expected to be impacted by continued regulatory changes and fluctuations in the risk appetites of lenders. The financial documentation, down payment amounts, and income to debt ratio requirements are subject to change and could become more restrictive.

The federal government has a significant role in supporting mortgage lending through its conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), both of which purchase or insure mortgage loans and mortgage loan-backed securities, and its insurance of mortgage loans through or in connection with the FHA, the Veterans Administration (“VA”), and the USDA. FHA and VA backing of mortgage loans has been particularly important to the mortgage finance industry and to our business. Increased lending volume and losses insured by the FHA have resulted in a reduction of the FHA insurance fund. If either the FHA or VA raised their down payment requirements or lowered maximum loan amounts, our business could be materially affected. In addition, changes in governmental regulation with respect to mortgage lenders could adversely affect demand for housing.

The availability and affordability of mortgage loans, including mortgage interest rates for such loans, could also be adversely affected by a scaling back or termination of the federal government’s mortgage loan-related programs or policies. Fannie Mae, Freddie Mac, FHA, USDA, and VA backed mortgage loans have been an important factor in marketing and selling many of our homes. Given that a majority of our homebuyers’ mortgages conform with terms established by Freddie Mac, Fannie Mae, FHA, USDA, and VA, any limitations or restrictions in the availability of, or higher consumer costs for, such government-backed financing could adversely affect our business, prospects, liquidity, financial condition, and results of operations. The elimination or curtailment of state bonds to assist homebuyers could materially and adversely affect our business, prospects, liquidity, financial condition, and results of operations.

In addition, certain current regulations impose, and future regulations may strengthen or impose, new standards and requirements relating to the origination, securitization, and servicing of residential consumer mortgage loans, which could further restrict the availability and affordability of mortgage loans and the demand for such loans by financial intermediaries and, as a result, adversely affect our home orders, financial condition, and results of operations. Further, if, due to credit or consumer lending market conditions, reduced liquidity, increased risk retention or minimum capital level obligations and/or regulatory restrictions related to certain regulations, laws or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our homebuyers, or increase the costs to borrowers to obtain such loans, the number of homes we close and our business, prospects, liquidity, financial condition, and results of operations may be materially adversely affected.

Price-conscious entry-level and empty-nest homebuyers are the primary sources of demand for our new homes. Entry-level homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers and many of our potential empty-nest homebuyers must sell their existing homes to buy a home from us. A limited availability of suitable mortgage financing could prevent homebuyers from buying our homes and could prevent buyers of our homebuyers’ homes from obtaining mortgages they need to complete such purchases, either of which could result in potential homebuyers’ inability to buy a home from us, which could have a material adverse effect on our sales, profitability, cash flows, and ability to service our debt obligations.

Regional factors affecting the homebuilding industry in our current and future markets could materially and adversely affect us.

Our business strategy is focused on the acquisition of suitable land and the design, construction, and sale of primarily single-family homes in residential subdivisions, including planned communities, in Georgia, Alabama, North Carolina, Tennessee, and Texas. In addition, we have land banking contracts for the right to purchase land or lots at a future point in time in all our current markets. A prolonged economic downturn or future adverse conditions in one or more of these areas, or a particular industry that is fundamental to one or more of these areas, particularly within Atlanta, Georgia, our largest market, could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Furthermore, if homebuyer demand for new homes in these markets decreases, home prices could decline, which would have a material adverse effect on our business.

Interest rate changes, and the failure to hedge against them, may adversely affect us.

We have in the past and may in the future borrow money to finance acquisitions related to land, lots, home inventories, or other companies. The borrowings may bear interest at variable rates. Interest rate changes could affect our interest payments, and our future earnings, results of operations, and cash flows may be adversely affected, assuming other factors are held constant.

We currently do not hedge against interest rate fluctuations. We may in the future obtain one or more forms of interest rate protection in the form of swap agreements, interest rate cap contracts or similar agreements to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

The homebuilding industry is highly competitive and, if our competitors are more successful or offer better value to our homebuyers, our business could decline.

We operate in a very competitive environment that is characterized by competition from a number of other homebuilders in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with large national and regional homebuilding companies, some of which have greater financial and operational resources than us, and with smaller local homebuilders, some of which may have lower administrative costs than us. We may be at a competitive disadvantage relative to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturns in the housing market. Furthermore, our market share in certain of our markets may be lower as compared to some of our competitors. Many of our competitors also have longer operating histories and longstanding relationships with trade partners and suppliers in the markets in which we operate or to which we may expand. This may give our competitors an advantage in marketing their products, securing lots, materials, and labor at lower prices, and allowing their homes to be delivered to homebuyers more quickly and at more favorable prices. We compete for homebuyers, desirable lots and lot options, financing, raw materials, skilled management, and other labor resources, among other things. Our competitors may independently develop land and construct homes that are substantially similar to our products.

Increased competition could hurt our business, as it could prevent us from acquiring desirable lots and lot options on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and cause us to increase our selling incentives and reduce our prices. An oversupply of homes available for sale or discounting of home prices by competitors could periodically adversely affect demand for our homes in certain markets and could adversely affect pricing for homes in the markets in which we operate or may operate in the future.

If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected. We can provide no assurance that we will be able to continue to compete successfully in any of our markets. Our inability to continue to compete successfully in any of our markets could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

The homebuilding and land development industries are subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Natural and man-made disasters, severe weather, and adverse geologic conditions may increase costs, cause project delays, and reduce consumer demand for housing, all of which could materially and adversely affect us.

Our homebuilding operations are in many areas that are subject to natural and man-made disasters, severe weather, or adverse geologic conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, floods, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes, and other natural and man-made disasters. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our communities, reduce consumer demand for housing, cause delays in our supply chain, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to our assets or affect the desirability of our land or communities, thereby adversely affecting our ability to market or sell homes in those areas and possibly increasing the costs of homebuilding. Furthermore, the occurrence of natural and man-made disasters, severe weather, and other adverse geologic conditions has increased in recent years due to climate change and may continue to increase in the future.

Climate change may have the effect of making the risks described above occur more frequently and more severely, which could amplify the adverse impact in our business, prospects, liquidity, financial condition, and results of operations.

There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with hurricanes, landslides, prolonged periods of precipitation, earthquakes, and other weather-related and geologic events may not be insurable, and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition, and results of operations.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

We have historically experienced, and expect to continue to experience, variability in our results of operations from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in our second, third, and fourth quarters. As a result, our revenues may fluctuate on a quarterly basis, and we may have higher capital requirements in our second, third, and fourth quarters in order to maintain our inventory levels. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes, we do not complete home orders at anticipated pricing levels or within anticipated time frames, our business, prospects, liquidity, financial condition, and results of operations would be adversely affected. We expect this seasonal pattern to continue over the long term, and we cannot make any assurances as to the degree to which our historical seasonal patterns will occur in the future.

Changes to population growth rates in certain of the markets in which we operate or plan to operate could affect the demand for homes in these regions.

Slower rates of population growth or population declines in our markets in Atlanta, Birmingham, Charlotte, Huntsville, Nashville, Raleigh, Houston, or other key markets in the United States we may decide to enter in the future, especially as compared to the high population growth rates in prior years, could affect the demand for housing, cause home prices in these markets to fall and adversely affect our plans for growth, business, financial condition, and operating results. Furthermore, while we have recently observed an increase in our business from people moving to more geographically diverse submarkets during the COVID-19 pandemic, we cannot assure you that this trend will continue or not reverse.

Volatility in the credit and capital markets may impact our cost of capital and our ability to access necessary financing and the difficulty in obtaining sufficient capital could prevent us from acquiring lots for our construction or increase costs and delays in the completion of our homebuilding expenditures.

Concurrently with the consummation of our IPO, we entered into the Amended Credit Facility, and, as part of the Refinancing, we used a portion of our net proceeds from the IPO for the Debt Repayment. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended Credit Facility. If we require working capital greater than that provided by our operations and our Amended Credit Facility, we may be required to seek to increase the amount available under our Amended Credit Facility or to seek alternative financing, which might not be available on terms that are favorable or acceptable or at all. If we are required to seek financing to fund our working capital requirements, volatility in credit or capital markets may restrict our flexibility to successfully obtain additional financing on terms acceptable to us, or at all. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of homes then under construction, or we may be unable to control or purchase finished building lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, cash flows, and ability to service our debt obligations.

Inflation could adversely affect our business and financial results.

Currently, the United States is experiencing inflationary conditions. Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials, and labor needed to operate our business. If our markets have an oversupply of homes relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may also accompany higher interest rates, which could adversely impact a potential homebuyer’s ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, our profitability may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business. Our operations may be negatively impacted by inflation due to increasing construction costs, labor, and materials, as well as land acquisition financing costs. The Federal Reserve materially raised interest rates in 2023 and signaled additional interest rate increases which increased our financing costs and has reduced demand for our homes.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should decline.

Our business strategy is focused on the design, construction, and sale of single-family homes in five states across the Southeastern and Southern United States. While our operations are geographically diverse and we may expand into additional markets, a prolonged economic downturn in one or more of the areas in which we operate, particularly within Atlanta, Georgia, our largest market, could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations, and a disproportionately greater impact on us than other homebuilders with larger scale and more diversified operations and geographic footprint.

Difficulties with appraisal valuations in relation to the proposed sales price of our homes could force us to reduce the price of our homes for sale.

Each of our home orders may require an appraisal of the home value before closing. These appraisals are professional judgments of the market value of the property and are based on a variety of market factors. If our internal valuations of the market and pricing do not line up with the appraisal valuations, and appraisals are not at or near the agreed upon sales price, we may be forced to reduce the sales price of the home to complete the sale. These appraisal issues could have a material adverse effect on our business and results of operations.

If the market value of our inventory or controlled lot position declines, our profits could decrease, and we may incur losses.

Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing community or market. We must continuously seek and make acquisitions of lots for expansion into new markets, as well as for replacement and expansion within our current markets, which we generally accomplish by entering finished lot option contracts or land bank option contracts. In the event of adverse changes in economic, market, or community conditions, we may cease further building activities in certain communities, restructure existing land banking option contracts, or elect not to exercise our land banking options. Such actions would result in our forfeiture of some or all of any deposits, fees, or investments paid or made in respect of such arrangements, including any cost overruns. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations, and future cash flows.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous and operating in the homebuilding and land development industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business.

Any failure in health and safety performance may result in penalties or a suspension or cessation of our operations for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies, governmental authorities, and local communities, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Risks Related to the Operation of Our Business

Our business model, which is dependent upon our ability to purchase and develop land at competitive prices and the ability of our homebuyers to be able to finance their home purchases through mortgage financing at accessible rates, can be substantially impacted by adverse changes in general economic conditions outside our control.

Our business can be substantially impacted by adverse changes in general economic conditions outside our control, including increases in short- and long-term interest rates, high inflation, and availability and cost of financing for homebuyers. These adverse changes in economic conditions can cause mortgage rates to rise, demand and prices for our homes to diminish, current and future land banking contracts to be negatively impacted, or lead to longer and more costly build times for our homes. We may not be able to recover these increased costs by raising prices, because of weak market conditions and because the price of each home we sell is usually set several months before the home is delivered, as many homebuyers sign their home purchase contracts before construction begins. The potential difficulties described above could increase our costs or impact our homebuyers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether, any of which could have a material adverse effect on our business.

Our inability to successfully identify, secure, and control an adequate inventory of lots at reasonable prices could adversely impact our operations.

The results of our homebuilding operations depend in part upon our continuing ability to successfully identify, control, and acquire an adequate number of homebuilding lots in desirable locations. There is no guarantee an adequate supply of homebuilding lots will continue to be available to us on terms like those available in the past, or that we will not be required to devote a greater amount of capital to controlling homebuilding lots than we have in the past. In addition, because we employ a land-light business model, we may have access to fewer and less attractive homebuilding lots than if we owned lots outright, like some of our competitors who do not operate under a land-light model.

An insufficient supply of homebuilding lots in one or more of our markets, an inability of our developers to deliver finished lots in a timely fashion, a loss or limitation of access to capital by our land bankers, delays in recording deeds or in conveying controlled lots as a result of government shut downs, stay-at-home orders, or other reasons, or our inability to purchase or finance homebuilding lots on reasonable terms could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations, and future cash flows. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased lot deposit requirements or land costs. We may not be able to pass any increased land costs to our homebuyers, which could adversely impact our revenues, earnings, and margins.

We consider a lot controlled when we hold an option to acquire the applicable lot for the relevant timeframe set forth in the option contract. After we sign a finished lot option contract, but prior to the deposit becoming non-refundable (except for certain circumstances such as seller default or force majeure events), we have an initial inspection and due diligence period (“Inspection Period”). The Inspection Period is typically 60-120 days, during which time we inspect the property to make sure it meets certain development requirements (e.g., zoning, environmental approvals, and other customary requirements). If we discover that the property does not sufficiently meet the development requirements after the Inspection Period has passed, we could lose some or all of any deposits, fees, or investments paid or made in respect of such arrangements, including any cost overruns, which could adversely impact our profitability, stock performance, ability to service our debt obligations, and future cash flows.

If the property meets our development requirements and successfully exits the Inspection Period, the deposit becomes non-refundable (except for certain circumstances such as seller default and force majeure events), and we proceed under the finished lot option contract with the lots available to us for purchase on a staggered takedown schedule, which is designed to mirror our expected home orders. Our options to purchase lots typically expire at the end of each purchase date as set forth in the staggered takedown schedule of the applicable option contract. As the fair market value of controlled lots fluctuates from the contracted purchase prices in our land banking option contracts, we attempt to renegotiate the terms of the option contracts to ensure lot prices and yields are aligned with current market conditions. If, ultimately, we do not exercise our option to purchase, the seller then would have the option to terminate the agreement, which would then result in the loss of the option to purchase all remaining unpurchased lots and forfeiture of the remaining deposit for the unpurchased lots. We do not typically receive a return of our deposit upon expiration or termination of the contract unless it is due to seller default or a force majeure event. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations, and future cash flows.

Our business and results of operations are dependent on the availability, skill, and performance of trade partners.

We engage trade partners to perform the construction of our homes. Accordingly, the timing and quality of our construction depend on the availability and skill of our trade partners. While we anticipate being able to obtain reliable trade partners and believe that our relationships with trade partners are good, we do not have long-term, exclusive contractual commitments with any trade partners, and we can provide no assurance that skilled trade partners will continue to be available at reasonable rates and in our markets. In addition, as we expand into new markets, we must develop new relationships with trade partners in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all. Further, our ability to engage qualified trade partners could be affected by various national, regional, local, economic, and political factors, including changes in immigration laws and trends in labor migration. Additionally, our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand. Skilled labor shortages in the regions where we operate have made in the past, and may make in the future, the engagement of trade partners more difficult. The inability to contract with skilled trade partners at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Despite our quality control efforts, we may discover from time to time that our trade partners have engaged in improper construction practices or have installed defective materials in our homes. When we discover these issues, we utilize our trade partners to repair the homes in accordance with our new home warranty program and as required by law. The adverse costs of satisfying our warranty program and other legal obligations in these instances may be significant, and we may be unable to recover the costs of warranty-related repairs from trade partners and insurers, which could have a material adverse impact on our business, prospects, liquidity, financial condition, and results of operations. We may also suffer reputational damage from the actions of trade partners, which are beyond our control.

A shortage or increase in the costs of building materials could delay or increase the cost of home construction, which could have an adverse material impact on our business.

The residential construction industry experiences building material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel, and lumber. These building material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures, or as a result of broader economic disruptions, such as the COVID-19 pandemic. For example, there has recently been a lingering national shortage of electrical transformers due to both natural disasters and the COVID-19 pandemic. While this shortage has recently shown signs of easing, it is uncertain whether or how quickly this shortage will be alleviated and inventories return to normal levels. Further, prices of building materials could be affected by the factors discussed above and various other national, regional, local, economic, and political factors, including changes in tariffs. Our success in recently entered markets or those we may choose to enter in the future depends substantially on our ability to source local materials on terms that are favorable to us. In the event of shortages in building materials in such markets, local and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Building material shortages and price increases for building materials could cause delays in and increase our costs of home construction and our construction cycle time, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Utility shortages or price increases could have an adverse impact on operations.

Certain of the markets in which we operate or plan to operate in the future may experience utility shortages as well as significant increases in utility costs. For example, certain areas of North Carolina have experienced temporary disruptions to sewer system capacity and development in response to municipal infrastructure delays. Additionally, municipalities may restrict or place moratoriums on the availability of utilities, such as electricity, natural gas, water, and sewer taps. We may incur additional costs and may not be able to complete construction on a timely basis if such utility shortages, restrictions, moratoriums, and rate increases continue. In addition, these utility issues may adversely affect the local economies in which we operate, which may reduce demand for housing in those markets. Our business, prospects, liquidity, financial condition, and results of operations may be materially and adversely impacted if further utility shortages, restrictions, moratoriums, or rate increases occur in our markets.

Increases in our home cancellation rate could have a negative impact on our home closing revenue and home closing gross margins.

We recognize homebuilding revenue at the time of the closing of a sale, at which time title to and possession of the property are transferred to the homebuyer. When we execute sales contracts with homebuyers, or when we require advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. We either retain or refund to the homebuyer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. Cancellations negatively impact the number of closed homes, net new orders, homebuilding revenues, and results of operations, as well as contract liabilities. Cancellations can result from declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, and adverse changes in economic conditions. During 2022 and part of 2023, demand weakened in response to additional increases in mortgage rates. The market’s reaction to the deteriorating economic conditions negatively affected net new orders and has had a negative impact on our cancellation rate. Any continued increase in the level of our cancellations would have a negative impact on our business, prospects, liquidity, financial condition, and results of operations.

We are subject to warranty and liability claims arising in the ordinary course of business that can be significant.

As a homebuilder, we are subject to construction defect, product liability, and home and other warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. There is no assurance that any developments we undertake will be free from defects once completed, and any defects attributable to us may lead to significant contractual or other liabilities. Although we provide trade partners with detailed specifications and perform quality control procedures, trade partners may, in some cases, use improper construction processes or defective materials. Defective products used in the construction of our homes can result in the need to perform extensive repairs.

Under our warranty program, each of our homes comes with a limited warranty against certain building defects for up to one year after closing and a limited warranty against structural claims for up to ten years after closing. When we discover the above issues, we utilize our trade partners to repair the homes in accordance with our trade partner agreements, our warranty program and as required by law. We maintain and require our trade partners to maintain general liability insurance (including construction defect and bodily injury coverage) naming us as an additional insured and workers’ compensation insurance and generally seek to require our trade partners to provide a warranty to us and to defend and indemnify us for liabilities arising from their work. Therefore, any claims relating to workmanship and materials are generally the trade partners’ responsibility.

While these indemnities and insurance policies, subject to deductibles and other coverage limits, protect us against a portion of our risk of loss from claims related to our land development and homebuilding activities, we cannot provide assurance that these indemnities and insurance policies will be adequate to address all of our home and other warranty, product liability, and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our business, financial condition, or results of operations. The cost of performing such repairs (not covered by trade partner warranty or indemnities) or litigation arising out of such issues may be significant if we are unable to recover certain costs from trade partners, suppliers and/or insurers. Warranty and construction defect matters can also result in negative publicity, including on social media platforms, which could damage our reputation and negatively affect our ability to sell homes.

Further, the coverage offered by, and the availability of, general liability insurance for completed operations and construction defects are currently limited and costly. While we record an estimate of warranty expense based on historical warranty costs, we cannot provide assurance that coverage will not become costlier and/or be further restricted, increasing our risks and financial exposure to claims.

If we are unable to develop our communities successfully or within expected timeframes, our results of operations could be adversely affected.

Although our preference is to acquire finished lots, we also have acquired in the past and expect to acquire in the future, property that requires further development before we can begin building homes. When a community requires additional development, we devote substantial time and capital to obtain development approvals, acquire land, and construct significant portions of project infrastructure and amenities before the community generates any revenue. In addition, our land bank option contracts often include interest provisions under which delays in land development and/or longer land takedown periods cause us to incur additional cost. It can take several years from the time we acquire control of an undeveloped property to the time we get our first home order on the site. Delays in the development of communities, including delays associated with trade partners performing the development activities or entitlements, expose us to the risk of changes in market conditions for homes. A decline in our ability to successfully develop and market one of our new undeveloped communities and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements. In addition, higher than expected absorption rates in existing communities may result in lower-than-expected inventory levels until the development for replacement communities is completed.

We may be unable to obtain suitable bonding for the development of our communities.

We are often required to provide bonds, letters of credit, or guarantees to governmental authorities and others to ensure completion of our communities. As a result of market conditions, some municipalities and governmental authorities have been reluctant to accept surety bonds and instead require credit enhancements, such as cash deposits or letters of credit, in order to maintain existing bonds or issue new bonds. If we are unable to obtain required bonds in the future for our communities, or if we are required to provide credit enhancements with respect to our current or future bonds or in place of bonds, our business, prospects, liquidity, financial condition, and results of operations could be materially and adversely affected.

We may suffer significant financial harm and loss of reputation if we do not comply, cannot comply, or are alleged to have not complied with applicable laws, rules and regulations concerning our classification and compensation practices for independent contractors.

Each of our divisions retain various independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes, including, without limitation, some of our sales agents. With respect to these independent contractors, we are subject to the Internal Revenue Service (the “IRS”) regulations, and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it might be determined that the independent contractor classification is inapplicable to any sales agents, vendors, or any other individual or entity characterized as an independent contractor. Further, if legal standards for the classification of independent contractors change or appear to be changing, we may need to modify our compensation and benefits structure for such independent contractors, including by paying additional compensation or benefits or reimbursing expenses.

There can be no assurance that legislative, judicial, administrative, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor classification of any individual or vendor currently characterized as independent contractors doing business with us. Although management believes there are no proposals currently pending that would significantly change the independent contractor classification, potential changes, if any, with respect to such classification could have a significant impact on our operating model. Further, the costs associated with any such potential changes could have a significant effect on our results of operations and financial condition if we were unable to pass through to our homebuyers an increase in price corresponding to such increased costs. Additionally, we could incur substantial costs, penalties, and damages, including back pay, unpaid benefits, taxes, expense reimbursement and attorneys’ fees, in defending future challenges to our employment classification or compensation practices.

Poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline.

Residents of communities we develop rely on us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents, and subsequent actions by these residents could adversely affect our sales or our reputation. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could adversely affect our results of operations.

Our business depends on our ability to build and maintain a strong reputation and to receive favorable homebuyer reviews. If we receive negative reviews, complaints, negative publicity or otherwise fail to live up to expectations, it could materially adversely affect our business, results of operations, and growth prospects.

Homebuyer complaints or negative publicity about our materials, homes, delivery times, sales and customer support, or marketing strategies, even if not accurate, especially on our website, blogs, and social media websites could diminish homebuyers’ views of our homes and result in harm to our brand. We may be subject to delays and construction or product quality issues due to circumstances beyond our control which may impact our perceived performance and homebuyer satisfaction with our services and our homes. This may result in negative reviews and publicity, which could materially adversely affect our business, results of operations, and growth prospects.

We may engage in joint venture or other unconsolidated entity investments which could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners, and disputes between us and our joint venture partners.

We have in the past or may in the future co-invest with third parties through partnerships, joint ventures, or other unconsolidated entities, to acquire non-controlling interests in, and/or sharing responsibility for, managing the affairs of, a land acquisition, development, title insurance, and/or mortgage lending activities. In this event, we would not be able to exercise sole decision-making authority regarding the acquisition, development, title insurance, and/or mortgage lending activities, and our investment may be illiquid due to our lack of control.

We have in the past or may in the future have investments in and commitments to certain unconsolidated entities with related and unrelated strategic partners generally involved in real estate development, homebuilding, title insurance, and/or mortgage lending activities.

Investments in partnerships, joint ventures, or other unconsolidated entities may, under certain circumstances, involve incremental risks from involving a third party, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions, or block or delay necessary decisions. Our joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the land acquisition or development. If the other partners in our partnerships or joint ventures do not cooperate or fulfill their contractual obligations due to their financial condition, strategic business interests, or otherwise, we may be required to spend additional resources or suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to the contractual terms of the agreements, potential legal defenses they may have, their respective financial condition, and other circumstances. Furthermore, because we lack a controlling interest in our unconsolidated entities we cannot exercise sole decision-making authority, which could create the potential risk of impasses on decisions and prevent the unconsolidated entity from taking, or not taking, actions that we believe may be in our best interests.

In addition, as our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements, including buy-sell provisions, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase additional interests or assets in the venture to continue ownership. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may be liable for the actions of our joint venture partners in certain circumstances.

We could be adversely affected by efforts to impose joint employer liability on us for labor, safety, or worker’s compensation law violations committed by our trade partners.

Our homes are constructed by employees of trade partners and other third parties. We do not have the ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies have taken actions to hold parties like us responsible for violations of wage and hour laws and other labor laws, safety laws, or worker’s compensation laws by trade partners. Governmental rulings that hold us responsible for labor practices by our trade partners could create substantial exposures for us under our trade partner relationships, which could have a material adverse impact on our business, prospects, liquidity, financial condition, and results of operations.

The fabrication and installation of building products may pose certain health and safety risks to the employees of our trade partners. The operations of our trade partners and trade partners are subject to regulation under the Occupational Safety and Health Act (as enforced by OSHA), and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs to our trade partners, which could be passed on to us. If we fail to comply with applicable OSHA regulations, are determined to be responsible for compliance with certain OSHA regulations, or are found jointly liable for any violations of OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Any accidents, citations, violations, injuries, or failure to comply with industry best practices or applicable regulations may subject us to adverse publicity, damage our reputation and competitive position, and adversely affect our business.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial, and investment conditions may be limited, and we may be forced to hold non-income producing properties for extended periods of time.

Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial, and investment conditions is limited, and we may be forced to hold non-income producing assets for an extended period. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

There are various potential conflicts of interest in our relationship with founder and Executive Chairman Tom Bradbury, which could result in decisions that are not in the best interest of our stockholders.

Conflicts of interest may exist or could arise in the future with the Founder Fund, a trust for which Mr. Bradbury is the co-trustee. As of March 15, 2024, the Founder Fund has 88.2% of the combined voting power of our Class A common stock and Class B common stock, voting together as a single class. We have leased, and we expect to continue to lease, office space from JBB Cherokee Holdings LLC, an entity affiliated with the Founder Fund. We also had related person receivables of $0.1 million with an entity affiliated with the Founder Fund as of December 31, 2023, related to various general and administrative expenses, including aviation expenses, and in part, related to insurance that was paid on behalf of the related person who reimbursed us at cost. Historically, Mr. Bradbury has also supported our growth by hosting numerous events at personal properties that are intended to foster business development and vendor relations. For fiscal year 2023, we paid an annual use fee to certain entities affiliated with the Founder Fund for use of facilities and related services. Additionally, we had two uncollateralized notes payable to an entity affiliated with the Founder Fund for the purchase of airplanes totaling $0.9 million as of December 31, 2023, which we have included in accrued expenses and other liabilities in our consolidated balance sheets. In connection with the IPO, we repaid both notes payable totaling an aggregate of $0.9 million. See Part II, Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds From Registered Securities. We also charter aircraft services from an entity affiliated with the Founder Fund. We have historically licensed SMART Builder, our ERP system, on a nonexclusive basis from an entity affiliated with the Founder Fund, on a nonexclusive, perpetual, and royalty-free basis. Furthermore, some of the third-party vendors we work with source sod directly from an entity affiliated with the Founder Fund.

Conflicts of interest may exist or could arise in the future with Founder Fund-affiliated entities. These transactions may not be on terms that are as attractive as those we might be able to achieve if we sought other partners. Conflicts with Founder Fund-affiliated entities may include, without limitation: conflicts arising from the enforcement of agreements between us and Founder Fund-affiliated entities and conflicts in future transactions that we may pursue with Founder Fund-affiliated entities.

For additional discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest of which our stockholders should be aware, see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our future success depends upon our ability to successfully adapt our business strategy to evolving home buying patterns and trends.

Future home buying patterns and trends could reduce the demand for our homes and, as a result, could have a material adverse effect on our business and results of operations. Part of our business strategy is to offer homes that appeal to a broad range of price-conscious entry-level and empty-nest homebuyers based on each local market in which we operate. However, given the significant increases in average home sales prices across our markets and the anticipated increased demand for more affordable homes due to generational shifts, changing demographics, and other factors, we have increased our focus on offering more affordable housing options in our markets. We believe that, due to anticipated generational shifts, changing demographics, and other factors, the demand for more affordable homes will increase.

We cannot make any assurances that our growth or expansion strategies will be successful, and we may incur a variety of costs to engage in such strategies, including through targeted acquisitions, and the anticipated benefits may never be realized.

We have expanded our business through selected investments in new geographic markets and by capturing market-share within our existing markets. Investments in land, developed lots, and home inventories can expose us to risks of economic loss and inventory impairments if housing conditions weaken or we are unsuccessful in implementing our growth strategies. Our long-term success and growth strategies depend in part upon continued availability of suitable land at acceptable prices. The availability of land, lots, and home inventories for purchase at favorable prices depends on several factors outside of our control. We may compete for available land with entities that possess significantly greater financial, marketing, and other resources. In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth or no-growth initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Finally, our ability to begin new projects could be negatively impacted if we elect not to purchase land under our land banking option contracts.

We intend to grow our operations in existing markets and to strategically expand into new markets or pursue opportunistic purchases of other homebuilders on attractive terms, as such opportunities arise. We may be unable to achieve the anticipated benefits of any such growth or expansion, including through targeted acquisitions or through efficiencies that we may be unable to achieve, the anticipated benefits may take longer to realize than expected, or we may incur greater costs than expected in attempting to achieve the anticipated benefits. In such cases, we will likely need to employ additional personnel or trade partners that are knowledgeable about such markets. There can be no assurance that we will be able to recruit, develop, or retain the necessary personnel or trade partners to successfully implement a disciplined management process and culture with local management, that our expansion operations will be successful, or that we will be able to successfully integrate any acquired homebuilder. This could disrupt our ongoing operations, including our Rteam production model, and divert management resources that would otherwise focus on developing our existing business.

We can give no assurance that we will be able to successfully identify, acquire, or implement these new strategies in the future. Accordingly, any such expansion, including through acquisitions, could expose us to significant risks beyond those associated with operating our existing business and may adversely affect our business, prospects, liquidity, financial condition, and results of operations.

We may experience difficulties in integrating the operations of Devon Street Homes or any potential future acquisitions into our business or we may experience challenges in realizing expected benefits of each such acquisition.

On July 31, 2023, we acquired substantially all of the assets of Devon Street Homes. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Devon Street Homes Acquisition. The success of the Devon Street Homes Acquisition will depend in part on our ability to realize the anticipated business opportunities from combining the operations of Devon Street Homes with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies or inconsistencies in standards, controls, IT systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Devon Street Homes Acquisition, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Devon Street Homes with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Devon Street Homes Acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

From time-to-time, we may evaluate other possible future acquisitions, some of which may be material. Any potential future acquisitions may pose significant risks to our existing operations if they cannot be successfully integrated. These acquisitions would place additional demands on our managerial, operational, financial, and other resources and create operational complexity requiring additional personnel and other resources.

Furthermore, the integration of Devon Street Homes or any future acquisition may divert management’s time and resources from our core business and disrupt our operations. We may incur significant costs in the integration of Devon Street Homes or any future acquisition and may not achieve cost synergies and other benefits sufficient to offset the costs of the Devon Street Homes Acquisition or any future acquired business. Moreover, even if we were successful in integrating newly acquired businesses or assets, expected synergies or cost savings may not materialize, resulting in lower-than-expected benefits to us from such transactions. We may spend time and money on projects that do not increase our revenue. Additionally, when making acquisitions, it may not be possible for us to conduct a detailed investigation of the nature of the business or assets being acquired due to, for instance, time constraints in making the decision, and other factors. We may become responsible for additional liabilities or obligations not foreseen at the time of an acquisition. To the extent we pay the purchase price of an acquisition in cash, such an acquisition would reduce our cash reserves, and, to the extent the purchase price of an acquisition is paid with our stock, such an acquisition could be dilutive to our stockholders. To the extent we pay the purchase price of an acquisition with proceeds from incurring debt, such an acquisition would increase our level of indebtedness and interest expense and could negatively affect our liquidity and restrict our operations. To the extent that the purchase price of an acquisition is paid in the form of an earn-out on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. In addition, changes to the fair value of estimated earn-out payments could significantly impact our results of operations.

All of the above risks could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

We rely on SMART Builder, an enterprise resource planning system that we nonexclusively license from an entity affiliated with the Founder Fund for managing our construction process and work-flow scheduling. If SMART Builder fails to adequately perform these functions or experiences an interruption in its operation, our business and results of operations could be adversely affected.

The efficient operation of our business depends on SMART Builder, an enterprise resource planning system that we nonexclusively license from an entity affiliated with the Founder Fund. We rely on SMART Builder to effectively manage sales, purchasing, scheduling, production, accounting, servicing, and other functions. SMART Builder is vulnerable to damage or interruption from computer viruses or hackers, natural or man-made disasters, vandalism, terrorist attacks, power loss, or other computer systems, internet, telecommunications, or data network failures. Any such interruptions to SMART Builder could disrupt our business and could result in decreased revenues and increased overhead costs, causing our business and results of operations to suffer. For further discussion on the risks related to our software and information systems, see Part I, Item 1A. Risk Factors—Risks Related to Other Legal, Regulatory, and Tax Matters.

Risks Related to Other Legal, Regulatory, and Tax Matters

Any limitation on, or reduction or elimination of, tax benefits associated with homeownership would have an adverse effect upon the demand for homes, which could be material to our business.

While tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income, the ability to deduct mortgage interest expense and real estate taxes for federal income tax purposes is limited. The federal government or a state government may change its income tax laws by eliminating, limiting, or substantially reducing these income tax benefits without offsetting provisions, which may increase the after-tax cost of owning a new home for many of our potential homebuyers. For example, the Tax Cuts and Jobs Act, which became effective January 1, 2018, contained substantial changes to the Code, including (i) limitations on the ability of our homebuyers to deduct property taxes, (ii) limitations on the ability of our homebuyers to deduct mortgage interest, and (iii) limitations on the ability of our homebuyers to deduct state and local income taxes. Any further future changes may have an adverse effect on the homebuilding industry in general. For example, the further loss or reduction of homeowner tax deductions could decrease the demand for new homes. Any such future changes could also have a material adverse impact on our business, prospects, liquidity, financial condition, and results of operations.

New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build, or delay completion of our communities.

We are subject to numerous local, state, federal, and other statutes, ordinances, rules, and regulations concerning zoning, development, building design, construction, accessibility, anti-discrimination, and other matters, which, among other things, impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. We may encounter issues with entitlement, not identify all entitlement requirements during the pre-development review of a project site, or encounter zoning changes that impact our operations. Projects for which we have not received land use and development entitlements or approvals may be subjected to periodic delays, changes in use, less intensive development, or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or zoning changes. Such moratoriums generally relate to insufficient water supplies, sewage facilities, delays in utility hook-ups, or inadequate road capacity within specific market areas or subdivisions. Local governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. As a result of any of these statutes, ordinances, rules, or regulations, the timing of our home orders could be delayed, the number of our home orders could decline, and/or our costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or scarcity of supplies of building materials and products used in our homes.

The state of relationships between other countries and the United States with respect to trade policies, taxes, government relations, and tariffs may impact our business. The federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum, lumber, solar panels, and appliances, raising our costs for these items (or products made with them). Foreign governments, including China, Canada, and the European Union, have responded by imposing or increasing tariffs, duties, or trade restrictions on U.S. goods, and may consider other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties, or trade restrictions could cause disruptions or shortages in our supply chains, increase our construction costs or home-building costs generally, or negatively impact the U.S., regional, or local economies and individually or in the aggregate, materially and adversely affect our business and our operating results.

We and our trade partners are subject to environmental, health, and safety laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes, and delay completion of our communities.

We and our trade partners are subject to a variety of local, state, federal, and other environmental, health, and safety laws, statutes, ordinances, rules, and regulations, including those governing storm water and surface water management, discharge and releases of pollutants and hazardous materials into the environment, including air, groundwater, subsurface and soil, remediation activities, handling of hazardous materials, protection of wetlands, endangered plant and animal species and sensitive habitats, climate change, and human health and safety. The environmental requirements that apply to any given site vary according to multiple factors, including the site’s location, its present and former uses, its environmental conditions, the presence or absence of wetlands, endangered plant or animal species, sensitive habitats, or the existence of environmental conditions at nearby or adjoining properties. There is no guarantee that we will be able to identify all these considerations during any pre-acquisition or pre-development review of project sites or that such factors will not develop during our development and homebuilding activities. Environmental requirements and conditions, particularly those that have not been previously identified and incorporated into development plans, may result in project delays, may cause us to incur substantial compliance, remediation and other costs and can prohibit or severely restrict development and homebuilding activity in certain areas, including environmentally sensitive regions or contaminated areas. In addition, in those cases where endangered or threatened plant or animal species, wetlands, or other protected environmental resources are involved and agency rulemaking and litigation are ongoing, the outcome of such rulemaking and litigation can be unpredictable and, at any time, can result in unplanned or unforeseeable restrictions on, or the prohibition of development in, identified environmentally sensitive areas. In some instances, regulators from different governmental agencies do not concur on development, remedial standards, or property use restrictions for a project, and the resulting delays or additional costs can be material for a given project.

Certain environmental laws and regulations also impose strict joint and several liability on former and current owners and operators of real property and in connection with third-party sites where parties have sent waste. As a result, we may be held liable for environmental conditions we did not create on properties we currently or formerly owned or operated, including properties we have developed or properties to which we sent waste. In addition, due to our wide range of historic and current ownership, operation, development, homebuilding, and construction activities, we could be liable for future claims for damages because of the past or present use of hazardous materials, including in building materials or fixtures whether or not currently known or suspected to be hazardous or contain hazardous materials. We could be subject to liability claims related to certain naturally occurring conditions, such as methane or radon, or conditions that may develop during or after construction, such as mold. A mitigation plan may be implemented if a cleanup does not remove all contaminants of concern or adequately address a condition. Some homebuyers may not want to purchase a home that is, or that may have been, subjected to remediation or a mitigation plan. In addition, we do not maintain separate insurance policies for claims related to hazardous materials, and insurance coverage for such claims under our general commercial liability insurance may be limited or nonexistent.

Pursuant to such environmental, health, and safety laws, statutes, ordinances, rules, and regulations, we may be required to obtain permits and other approvals from applicable authorities to commence and conduct our development and homebuilding activities. These permits and other approvals may contain restrictions that are costly or difficult to comply with, or may be opposed or challenged by local governments, environmental advocacy groups, neighboring property owners, or other interested parties, which may result in delays, additional costs, and non-approval of our activities.

From time to time, the U.S. Environmental Protection Agency (the “EPA”) or OSHA, and similar federal, state, or local agencies review land developers’ and homebuilders’ compliance with environmental, health, and safety laws, statutes, ordinance, rules, and regulations, including those relating to the storage, handling or discharge of hazardous substances or the control of storm water discharges during construction. Failure to comply with such laws, statutes, ordinances, rules, and regulations may result in civil and criminal fines and penalties, injunctions, suspension of our activities, remedial obligations, third-party claims, enforcement actions or other sanctions, or additional requirements for future compliance as a result of past failures. Similarly, spills or other releases of hazardous substances into the environment could expose us to additional costs or liabilities, including for site investigation, remediation of contamination, or third-party claims for personal injury property damage or natural resource damages. Any such actions taken with respect to us may increase our costs and result in project delays. We expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. We cannot assure you that environmental, health, and safety laws will not change or become more stringent in the future in a manner that would not have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

We have provided environmental indemnities to certain land bankers and various third-party land developers in connection with our option contracts with them. These indemnities obligate us to reimburse the indemnified parties for damages related to environmental matters, and, generally, there is no expiration or damage limitations on these indemnities.

Concerns about greenhouse gas emissions and the potential risks associated with climate change have led to increased regulation and other actions that can have an adverse impact on our activities, operations, and profitability and on the availability and price of certain raw materials.

There is a growing concern about the emission of greenhouse gases and other human activities that have caused, and will continue to cause, significant changes in weather patterns and temperatures and increase the frequency and severity of natural disasters. Government mandates, standards, legislation, and regulations enacted in response to these current and projected climate change impacts and concerns could result in restrictions on land development in certain areas or increased energy, transportation, and raw material costs. On February 19, 2021, the United States rejoined the Paris Agreement, which requires countries to set greenhouse gas emission reduction goals and review and “represent a progression” in their intended nationally determined contributions every five years. New legislation has been enacted, or may be enacted in the future, or considered for enactment at the federal, state, and local levels relating to climate change, greenhouse gas emissions, and energy production and use, including in response to the United States’ reentry into the Paris Agreement and the Biden Administration’s focus on climate change. This legislation could relate to, for example, matters such as greenhouse gas emissions control and building and other codes that impose energy efficiency standards or require use of energy-saving construction materials. New building or other code requirements that impose stricter energy efficiency standards or requirements for building materials could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation, regulations, mandates, standards, and other requirements of this nature are expected to continue to be enacted and impose additional costs on us. Additionally, certain areas in the United States either have enacted or are considering a ban on the use of natural gas appliances and/or natural gas hookups in new construction. Such bans, if enacted in areas in which we operate or may decide to operate in the future, could affect our cost to construct homes. Similarly, climate change-related initiatives or requirements impacting the energy industry affect a wide variety of companies throughout the United States, and because our operations are heavily dependent on significant amounts of raw materials with energy-intensive manufacturing and supply processes, such as lumber, steel and concrete, these initiatives or requirements could increase the costs of such materials and have an adverse impact on our operations and profitability. Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow-fed rivers, warming of lakes and rivers, increases in sea level, and changes and variability in precipitation and in the intensity and frequency of extreme weather events. These physical impacts may have the potential to significantly affect our business and operations and there is no guarantee that any losses incurred would be covered by applicable insurance policies.

Failure to keep up with evolving trends, regulations, and expectations relating to environmental, social and governance (“ESG”) issues could adversely impact our reputation, access to and cost of capital, and financial results.

Certain institutional investors, investment funds, creditors, influential financial markets participants, and other stakeholders have become increasingly focused on companies’ ESG issues in evaluating their investments and business relationships. Certain organizations also provide assessments of companies’ ESG practices. Although there are no universally accepted standards for such assessments, they are used by some investors to inform their investment and voting decisions. Unfavorable press about, or assessments of, our ESG practices, including the environmental impact of our operations, regardless of whether we comply with applicable legal requirements, may lead to negative investor sentiment toward us.

A failure to comply with ESG expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could cause reputational harm to our business and could have a material adverse effect on our financial results and access to and cost of capital. In addition, the adoption of new ESG-related regulations applicable to our business, or pressure from key stakeholders to comply with voluntary ESG-related initiatives or frameworks, could require us to make substantial investments which could impact the results of our operations and cash flows.

The success of our business depends on our ability to obtain, maintain, protect, and enforce our intellectual property rights.

Our success depends, in part, on our ability protect our intellectual property, proprietary information, and technology. We rely, or may in the future rely, on a combination of trademarks, copyrights, unfair competition and trade secret laws, and other intellectual property rights, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection.

We also rely on non-registered proprietary information, technology, and intellectual property rights, including with respect to our home designs, such as unregistered copyrights, confidential information, trade secrets, know-how and technical information. The steps we take to protect our intellectual property may be inadequate and we will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. We attempt to protect our intellectual property, technology, and confidential information in part through confidentiality, nondisclosure and invention assignment agreements with our employees, consultants, contractors, and other third parties who develop intellectual property on our behalf or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf or each party that has or may have had access to our confidential information, know-how, and trade secrets. These agreements may not be self-executing or may be insufficient or breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure misappropriation or reverse engineering of, our intellectual property, technology, or confidential information. Additionally, these agreements may not provide an adequate remedy for breaches or unauthorized uses or disclosures of our intellectual property, technology, or confidential information. Individuals not subject to invention assignment agreements may make adverse ownership claims in respect of our current and future intellectual property, and to the extent that our employees, independent contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Even if we successfully maintain the confidentiality of our trade secrets, intellectual property and other proprietary information, competitors may independently develop products or technologies that are substantially equivalent or superior to our own. Enforcing a claim that a party disclosed proprietary information in an unauthorized manner or infringed, misappropriated, or otherwise violated any intellectual property rights is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts are less willing or unwilling to protect certain intellectual property rights, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. If we are unable to maintain the proprietary nature of our technologies or intellectual property, our competitive position, business, financial condition, and results of operations could be harmed.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest.

Our failure to obtain or maintain adequate protection of our trademark or trade name rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Our current and future trademark applications in the United States may not be allowed or may subsequently be opposed. Once filed and registered, our trademarks or trade names may be challenged, infringed, circumvented, or declared generic, or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, particularly for a company of our size. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or homebuyers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected.

We face the risk of claims that we have infringed, misappropriated, or otherwise violated third parties’ intellectual property rights. Any claims of trademark or other intellectual property infringement, misappropriation, or violation, even those without merit, could (i) be expensive and time consuming to defend; (ii) require us to rebrand or cease using or offering certain of our products, packaging or services, or otherwise modify our operations; (iii) divert management’s attention and resources; or (iv) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim against us of third-party intellectual property infringement, misappropriation, or violation could result in our being required to pay significant damages, enter into costly license or royalty agreements, or cease the infringing activity, any of which could have a negative impact on our operating profits and harm our future prospects.

We rely on licenses to use the intellectual property rights of third parties which are incorporated into our products, services, and offerings.

We rely, and expect to continue to rely on, certain services and intellectual property that we license from third parties for use in our operations, particularly SMART Builder, which we license from an entity affiliated with the Founder Fund. We cannot be certain that our suppliers and licensors are not infringing upon the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the third-party technology used in our business in all jurisdictions in which we may operate. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the operations, products, or offerings that include or incorporate the licensed intellectual property. Any such discontinuation or limitation could have a material and adverse impact on our business, financial condition, and results of operation.

Perceived or actual information system failures, cybersecurity incidents or attacks, or other security incidents suffered by us or our critical third-party vendors could adversely affect us.

We rely on accounting, financial, operational, management, and other information systems to conduct our operations. Our information systems, and the information systems of any third-party vendors or suppliers we may use, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, cybersecurity incidents or attacks (including malware, phishing attacks, ransomware attacks, social engineering and attempts to gain unauthorized access to data or other electronic security breaches or similar events, or cybersecurity attacks carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on systems or websites and rendering them unavailable or ineffective), other security breaches, natural or man-made disasters, usage errors, negligence or intentional misuse by our employees or third parties, and other related risks. The risk of such damage or interruption has grown with the increased frequency and sophistication of cybersecurity attacks on companies in recent years. We have and may continue to have cybersecurity incidents, attacks, or disruptions and although we have implemented, and our third-party vendors and suppliers may implement, various controls, systems and processes intended to secure these information systems, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information or that future attempted cybersecurity incidents, attacks, or disruptions would not be successful or damaging.

Any perceived or actual cybersecurity incident or attack or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could result in unauthorized access to and misappropriation of confidential, sensitive, proprietary, or personal information in our possession or control, or extended interruptions of our operations. Furthermore, any perceived or actual failure or breach of any information systems, or related theft, misuse, or loss of data, could result in a violation of applicable data privacy, cybersecurity, and other laws and regulations. In short, a perceived or actual cybersecurity incident, attack, or other disruption could adversely affect our ability to conduct our business, cause significant legal and financial exposure, damage to our reputation, or a loss of confidence in our security measures. Any such incident could harm our business and could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Given the variety and potential severity of cybersecurity threats, we may not have adequate insurance coverage to compensate against all losses, and we cannot ensure that applicable insurance will continue to be available to us on commercially reasonable terms, or at all, or that our insurer will not deny coverage as to any particular claim.

Our business is subject to complex and evolving laws and regulations regarding data privacy and cybersecurity.

As part of our normal business activities, we collect, use, store, and otherwise process certain personal information, including personal information specific to homebuyers, employees, vendors, and suppliers. We may transfer some of this personal information to third parties who assist us with certain aspects of our business for limited purposes under appropriate contractual arrangements.

The regulatory environment surrounding data privacy and cybersecurity is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy, cybersecurity, and the unauthorized disclosure of personal information pose increasingly complex compliance challenges, including the potential for inconsistent interpretation, and the implementation and maintenance of compliance measures may potentially elevate our costs.

Additionally, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Telephone Consumer Protection Act and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003.

While we have taken commercially reasonable steps to comply with applicable data privacy and cybersecurity laws and regulations, these laws and regulations are in some cases relatively new and the interpretation and application of these laws and regulations are uncertain. Thus, there can be no assurance that our efforts will be deemed effective by regulatory bodies. Any failure, or perceived failure, by us to comply with applicable data privacy and cybersecurity laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of information system failures, cybersecurity incidents or attacks, or other security breaches, which themselves may result in a violation of these laws and regulations. Additionally, if we acquire a company that has violated or is not in compliance with applicable data privacy and cybersecurity laws and regulations, we may incur significant liabilities and penalties as a result.

Risks Related to Our Organizational Structure

Our principal asset is our interest in Smith Douglas Holdings LLC, and, as a result, we depend on distributions from Smith Douglas Holdings LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. Smith Douglas Holdings LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Smith Douglas Holdings LLC and distributions we receive from Smith Douglas Holdings LLC. There can be no assurance that Smith Douglas Holdings LLC will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in any applicable debt instruments, will permit such distributions. Smith Douglas Holdings LLC is currently subject to debt instruments or other agreements that restrict its ability to make distributions to us, which may in turn affect Smith Douglas Holdings LLC’s ability to pay distributions to us and thereby adversely affect our cash flows.

Smith Douglas Holdings LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, any taxable income of Smith Douglas Holdings LLC will be allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Smith Douglas Holdings LLC. Under the terms of the Smith Douglas LLC Agreement, Smith Douglas Holdings LLC is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect will be significant. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement. We intend, as its managing member, to cause Smith Douglas Holdings LLC to make cash distributions to the holders of LLC Interests in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, Smith Douglas Holdings LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Smith Douglas Holdings LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Smith Douglas Holdings LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, because of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement and Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Smith Douglas LLC Agreement—Agreement in Effect Upon Consummation of the Transactions—Distributions. In addition, if Smith Douglas Holdings LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired, although we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. See Part I, Item 1A. Risk Factors—Risks Related to Other Legal, Regulatory, and Tax Matters and Part II, Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.

Under the Smith Douglas LLC Agreement, we intend to cause Smith Douglas Holdings LLC, from time to time, to make distributions in cash to the holders of LLC Interests (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of Smith Douglas Holdings LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and to the other holders of LLC Interests, (ii) the lower tax rate applicable to corporations as opposed to individuals, and (iii) certain tax benefits covered by, and payments under, the Tax Receivable Agreement, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock will be made as a result of any cash dividend or distribution by us or any retention of cash by us. As a result, the holders of LLC Interests (other than us) may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions that resulted in such excess cash balances to us. To the extent we do not distribute such excess cash as dividends on our Class A common stock we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending or contributing it (or a portion thereof) to Smith Douglas Holdings LLC, which may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. Following a contribution of such excess cash to Smith Douglas Holdings LLC we may make an adjustment to the outstanding number of LLC Interests held by holders of LLC Interests (other than us).

The Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.

Under the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) Basis Adjustments; (ii) Section 704(c) Allocations; and (iii) certain tax benefits (such as interest deductions) arising from payments under the Tax Receivable Agreement. We are required to make such payments to the Continuing Equity Owners even if all of the Continuing Equity Owners were to exchange or redeem their remaining LLC Interests.

The payment obligation is an obligation of Smith Douglas Homes Corp. and not of Smith Douglas Holdings LLC. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement and Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Smith Douglas LLC Agreement—Agreement in Effect Upon Consummation of the Transactions—Distributions. Payments under the Tax Receivable Agreement are not conditioned upon continued ownership of Smith Douglas Holdings LLC by the exchanging Continuing Equity Owners. Furthermore, if we experience a change of control (as defined under the Tax Receivable Agreement), which includes certain mergers, asset sales, and other forms of business combinations, we would be obligated to make an immediate payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement and (ii) result in holders of our Class A common stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Accordingly, the Continuing Equity Holders’ interests may conflict with those of the holders of our Class A common stock.

The actual Basis Adjustments and Section 704(c) Allocations and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors including: the timing of redemptions by the Continuing Equity Owners; the price of shares of our Class A common stock at the time of the exchange; the extent to which such exchanges are taxable; the amount of gain recognized by such Continuing Equity Owners; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that does not benefit holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that do not benefit the holders of our Class A common stock to the same extent that it benefits the Continuing Equity Owners. The Tax Receivable Agreement provides for the payment by us to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) Basis Adjustments; (ii) Section 704(c) Allocations; and (iii) certain tax benefits (such as interest deductions) arising from payments under the Tax Receivable Agreement. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for our Class A common stock.

In certain cases, payments under the Tax Receivable Agreement to the Continuing Equity Owners may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement generally applies to each of our taxable years, beginning with the taxable year ending December 31, 2024. There is no maximum term for the Tax Receivable Agreement. However, the Tax Receivable Agreement provides that if (i) we materially breach any of our material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combinations or other changes of control occur, or (iii) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments will be determined based on certain assumptions, including an assumption that we will have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. Such cash payment to the Continuing Equity Owners could be greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

We will not be reimbursed for any payments made to the Continuing Equity Owners under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement are based on the tax reporting positions that we determine, and the IRS, or another tax authority, may challenge all or part of the Basis Adjustments, Section 704(c) Allocations, or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially and adversely affect the rights and obligations of Continuing Equity Owners under the Tax Receivable Agreement, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of Continuing Equity Owners. The interests of Continuing Equity Owners in any such challenge may differ from or conflict with our interests and your interests, and Continuing Equity Owners may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing Equity Owner are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner will be netted against future cash payments, if any, that we might otherwise be required to make to such Continuing Equity Owner, under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Continuing Equity Owner for a number of years following the initial time of such payment. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will agree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a Continuing Equity Owner that are the subject of the Tax Receivable Agreement.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxation by U.S. federal, state, and local tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	allocation of expenses to and among different jurisdictions;

•
changes to our assessment about our ability to realize, or in the valuation of, our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations, or interpretations thereof;

•	the outcome of current and future tax audits, examinations, or administrative appeals;

•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates; and

•	limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any changes in U.S. taxation may increase our effective tax rate and harm our business, financial condition, and results of operations. In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), including as a result of our ownership of Smith Douglas Holdings LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

We and Smith Douglas Holdings LLC intend to conduct our operations so that we will not be deemed an investment company. As the sole managing member of Smith Douglas Holdings LLC, we control and operate Smith Douglas Holdings LLC. On that basis, we believe that our interest in Smith Douglas Holdings LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Smith Douglas Holdings LLC, or if Smith Douglas Holdings LLC itself becomes an investment company, our interest in Smith Douglas Holdings LLC could be deemed an “investment security” for purposes of the 1940 Act.

We and Smith Douglas Holdings LLC intend to conduct our operations so that we will not be deemed an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

We depend on key management personnel and other experienced employees.

Our success depends to a significant degree upon the contributions of certain key management personnel, including, but not limited to, our founder and Executive Chairman Tom Bradbury; our President, Chief Executive Officer, and Vice Chairman Greg Bennett; and our Executive Vice President and Chief Financial Officer Russell Devendorf. Although we have entered into employment agreements with Mr. Bennett and Mr. Devendorf, there is no guarantee that Mr. Bennett and Mr. Devendorf will remain employed by us. Our ability to retain our key management personnel, or to attract suitable replacements should any existing members of our management team leave, is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition, and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key person life insurance that would provide us with proceeds in the event of the death or disability of any of our key management personnel.

Experienced employees in the homebuilding, land acquisition, development, and construction industries are fundamental to our ability to generate, obtain, and manage opportunities. In particular, local knowledge and relationships are critical to our ability to source attractive land acquisition opportunities. Experienced employees working in the homebuilding, development, and construction industries are highly sought after. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, prospects, liquidity, financial condition, and results of operations.

Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants.

Our current financing arrangements (including the Amended Credit Facility) contain, and the financing arrangements we enter in the future likely will contain, covenants (financial and otherwise) affecting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders, and otherwise affect our operating policies. The restrictions contained in our financing arrangements could also limit our ability to plan for or react to market conditions, meet capital needs, make acquisitions, or otherwise restrict our activities or business plans. For example, the Amended Credit Facility’s financial covenants include (i) a minimum tangible net worth requirement, (ii) a maximum leverage ratio, (iii) a minimum ratio of EBITDA to interest incurred, and (iv) a minimum liquidity requirement.

If we fail to meet or satisfy any of these covenants in our debt agreements, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, or enforce their respective interests against existing collateral. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. If we default on several of our debt agreements or any single significant debt agreement, it could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets.

We may incur a substantial amount of debt in the future. Our existing indebtedness is recourse to us, and we anticipate that future indebtedness will likewise be recourse. Concurrently with the consummation of the IPO, we repaid the Prior Credit Facility and replaced it with the Amended Credit Facility. As of the filing of this Annual Report on Form 10-K, we have no outstanding borrowings under the Amended Credit Facility. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. Our board of directors will consider several factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets, and the ability of particular assets, and us as a whole, to generate cash flow to cover the expected debt service. Our governing corporate documents do not contain a limitation on the amount of debt we may incur, and our board of directors may change our target debt levels at any time without the approval of our stockholders.

Incurring a substantial amount of debt could have important consequences for our business, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;

•	increasing our vulnerability to adverse economic or industry conditions;

•	limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

•
requiring a substantial portion of our cash flows from operations and the proceeds from our IPO for the payment of interest on our debt and reducing our ability to use our cash flows and the proceeds from our IPO to fund working capital, capital expenditures, acquisitions, and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage to less leveraged competitors.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity, financing, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Our PPP Loan eligibility and forgiveness, while approved, remains subject to audit for compliance with applicable Small Business Administration (“SBA”) requirements.

As a result of the COVID-19 pandemic, we sought and obtained support through various business assistance programs. We applied for and, on May 1, 2020, received a Paycheck Protection Program Loan in the amount of $5.1 million (the “PPP Loan”), under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as administered by the SBA. The application for receipt of the PPP Loan required us to certify, in good faith, that the attendant economic uncertainty made the loan necessary to support our ongoing operations. On August 16, 2021, we received notice the full principal amount and all accrued interest thereon of the PPP Loan was formally forgiven by the SBA. Under the terms of the PPP Loan, we must retain all related records for a period of six years from the date the loan was forgiven. During this period, our PPP Loan eligibility and loan forgiveness application are subject to review and audit by the SBA. We are aware of the requirements of the PPP Loan and believe we are within the eligibility threshold and have used the loan proceeds in accordance with the PPP Loan forgiveness requirements. We have retained all necessary documentation supporting our eligibility. If, despite our actions and good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are made subject to an audit and are found to have been ineligible to receive the PPP Loan or forgiveness thereof, or are found in violation of any of the laws or regulations that apply to us in connection with the PPP Loan, we may be subject to penalties, including significant civil, criminal, and administrative penalties, and could be required to repay the PPP Loan. An audit by the SBA could consume significant financial and management resources. Any of these events could harm our business, results of operations, and financial condition.

Risks Related to The Ownership of Our Class A Common Stock

The Continuing Equity Owners have significant influence over us, including control over decisions that require the approval of stockholders.

The Continuing Equity Owners control, in the aggregate, approximately 98.0% of the voting power represented by all our outstanding shares of capital stock. As a result, the Continuing Equity Owners exercise significant influence over all matters on which holders of Class B common stock are entitled to vote, including the election and removal of directors (subject to the rights of the holders of preferred stock, if any), amendments to our amended and restated certificate of incorporation or amended and restated bylaws, and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and have significant control over our business, affairs, and policies, including the appointment of our management, through their influence over the board composition. The directors, whom the Continuing Equity Owners will have the ability to elect through their voting power, have the authority to incur additional debt, issue or repurchase stock, declare dividends, and make other decisions that could be detrimental to stockholders.

We expect that certain members of our board will continue to be affiliated with the Continuing Equity Owners. The Continuing Equity Owners can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with the Continuing Equity Owners may have an adverse effect on the price of our Class A common stock. The Continuing Equity Owners may have interests that are different from yours and may vote in a way with which you disagree and that may be adverse to your interests.

Our stock price may change significantly, and you may not be able to resell shares of our Class A common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

You may not be able to resell your shares at or above the price that you paid for them due to a number of factors included herein, including the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	technology changes, changes in consumer behavior in our industry;

•	security breaches related to our systems or those of our affiliates or strategic partners;

•	changes in economic conditions for companies in our industry;

•	changes in market valuations of, or earnings and other announcements by, companies in our industry;

•	declines in the market prices of stocks generally, particularly those of residential construction;

•	strategic actions by us or our competitors;

•
announcements by us, our competitors or our strategic partners of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures or other unconsolidated entities, other strategic relationships, or capital commitments;

•	changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the residential construction environment;

•	changes in business or regulatory conditions;

•	future sales of our Class A common stock or other securities;

•	investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements or filings by us or third parties, including filings with the SEC;

•	announcements relating to litigation or governmental investigations;

•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;

•	the ongoing development and sustainability of an active trading market for our stock;

•	changes in accounting principles; and

•
other events or factors, including those resulting from system failures and disruptions, natural or man-made disasters, extreme weather events, war, acts of terrorism, an outbreak of highly infectious or contagious diseases, such as COVID-19, or responses to these events.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

We cannot predict the effect our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new, and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from such indices, but it is possible they may depress valuations, compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Non-U.S. Holders may be subject to U.S. federal income tax on gain realized on the sale or disposition of shares of our Class A common stock.

Because of our holdings in U.S. real property interests, we believe we are and will remain a “United States real property holding corporation” for U.S. federal income tax purposes. As a result, a Non-U.S. Holder generally will be subject to U.S. federal income tax on any gain realized on a sale or disposition of shares of our Class A common stock unless our Class A common stock is regularly traded on an established securities market and such Non-U.S. Holder did not actually or constructively hold more than 5% of our Class A common stock at any time during the shorter of (i) the five-year period preceding the date of the sale or disposition and (ii) the Non-U.S. Holder’s holding period in such stock. In addition, if the above exception does not apply, a purchaser of the stock from such Non-U.S. Holder generally will be required to withhold and remit to the IRS 15% of the purchase price. A Non-U.S. Holder will also be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the disposition of our Class A common stock that is subject to U.S. federal income tax. We anticipate that our Class A common stock will be regularly traded on an established securities market in the future. However, no assurance can be given in this regard. Non-U.S. Holders should consult their tax advisors concerning the consequences of disposing of shares of our Class A common stock.

We are a “controlled company” within the meaning of the rules of the Exchange and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Founder Fund, a trust controlled by our founder and Executive Chairman Tom Bradbury, has more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the corporate governance rules of the Exchange. The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We intend to utilize certain exemptions from corporate governance requirements that are afforded to a “controlled company” under the Exchange rules. For example, we will not have a nominating and corporate governance committee that is composed entirely of independent directors. From time to time, we may rely on additional exemptions provided to controlled companies under the Exchange rules.

Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all the corporate governance requirements of the Exchange. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•	the ability of our board of directors to issue one or more series of preferred stock without stockholder approval;

•
at any time prior to the Sunset Date, our stockholders may take action by consent without a meeting, and from and after the occurrence of the Sunset Date, our stockholders may not take action by consent without a meeting, but may only take action at a meeting of stockholders;

•	vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•
at any time prior to the Sunset Date, the Secretary (or other officer or our board of directors) at the request of any Continuing Equity Owner owning at least 5% of the voting power of all of the then outstanding shares of capital stock entitled to vote thereon may call a special meeting of stockholders, and from and after the occurrence of the Sunset Date, our stockholders will be unable to call a special meeting of stockholders;

•	no cumulative voting in the election of directors;

•
prior to the Sunset Date, directors may be removed at any time with or without cause upon the affirmative vote of the holders of a majority of the voting power of our outstanding shares of capital stock entitled to vote thereon, and from and after the occurrence of the Sunset Date, directors may be removed with or without cause and only upon the affirmative vote of holders of at least 66 2/3% of the voting power of our outstanding shares of capital stock entitled to vote thereon; and

•
that certain provisions of amended and restated certificate of incorporation may be amended only by the affirmative vote of holder of at least 66 2/3% of the voting power of our then-outstanding capital stock entitled to vote thereon.

These antitakeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (generally defined as any stockholder with 15% or more of our outstanding voting stock and any entity or person affiliated with or controlling or controlled by such stockholder) for a period of three years following the time on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions (except with respect to the Continuing Equity Owners and any of their respective affiliates and any of their respective direct or indirect transferees of our common stock).

We are subject to financial reporting and other requirements as a public company for which our accounting and other management systems and resources may not be adequate.

As a public company with listed equity securities, we must comply with laws, regulations, and requirements, including the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and related regulations and requirements of the SEC, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly, and current reports that address, among other things, our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Section 404 of the Sarbanes-Oxley Act requires our management and independent auditors to report annually on the effectiveness of our internal control over financial reporting. However, we are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and for as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemptions, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Being a public company subject to these rules and regulations also makes it more expensive for us to obtain director and officer liability insurance, and we may from time to time be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers. As a result of disclosure of information in filings required of a public company, our business and financial condition are more visible than they were as a private company, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net sales are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1 billion in nonconvertible debt; and

•
the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as we (i) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (ii) have been required to file annual and quarterly reports under the Exchange, for a period of at least 12 months, and (iii) have filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as the fifth anniversary of the completion of our IPO. For so long as we are an “emerging growth company,” we will, among other things:

•	not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act;

•	not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

•	not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

•
be exempt from the requirement of the Public Company Accounting Oversight Board (the “PCAOB”) regarding the communication of critical audit matters in the auditor’s report on the financial statements; and

•	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to “opt out” of this transition period and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period is irrevocable.

We cannot predict if investors will find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until the fiscal year following the determination that either (i) the value of our voting and non-voting common shares held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or (ii) our annual revenues are $100 million or more during the most recently completed fiscal year and the value of our voting and non-voting common shares held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, or supplemental financial information. We cannot predict whether investors will find our Class A common stock less attractive because we are a smaller reporting company or to the extent we chose to rely on any these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

The historical financial information in this Annual Report on Form 10-K may make it difficult to accurately predict our costs of operations in the future.

Our IPO was consummated on January 16, 2024, and the historical financial information in this Annual Report on Form 10-K does not reflect the added costs we expect to incur as a public company or the resulting changes that have occurred in our capital structure and operations.

Because we have no current plans to pay regular cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

While Smith Douglas Holdings LLC has historically had high returns on equity, we do not currently anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, and such other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

An active, liquid trading market for our Class A common stock may not be sustained, which may cause our Class A common stock to trade at a discount and make it difficult for you to sell the Class A common stock you purchase.

We cannot predict the extent to which investor interest in us will lead to the ongoing development of a trading market or how active and liquid that market may remain. If an active and liquid trading market does not continue, you may have difficulty selling any of our Class A common stock that you purchase, at a price above the price you purchase it or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our Class A common stock. The market price of our Class A common stock may decline, and you may not be able to sell your shares of our Class A common stock at or above the price you paid, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated bylaws provide that, unless we otherwise consent in writing, (i) (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (d) any action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware); and (ii) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; provided, however, that the foregoing choice of forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act, or any other claim for which the United States federal courts have exclusive jurisdiction.

The choice of forum provision is limited to the extent permitted by law, and it will not apply to claims brought to enforce any liability or duty arising under the Exchange Act, or for any other federal securities laws which provide for exclusive federal jurisdiction. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws will provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States. In such instance, we would expect to vigorously assert the validity and enforceability of the choice of forum provisions of our amended and restated bylaws.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated bylaws.

If securities analysts issue an adverse or misleading opinion about our business or if they downgrade our stock or our sector, or if there is any fluctuation in our credit rating, our stock price and trading volume could decline.

The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which, in turn, could cause our stock price or trading volume to decline.

Additionally, any fluctuation in the credit rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in return, may adversely affect the trading price of shares of our Class A common stock.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, including revenue-related reserves; legal contingencies; valuation of our Class A common stock and equity awards; income taxes; and sales and indirect tax reserves. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of the consummation of our IPO, we had outstanding a total of 8,846,154 shares of Class A common stock. The outstanding shares are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A common stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

Our directors and executive officers, and substantially all of the stockholders prior to the IPO, have entered into lock-up agreements with the underwriters prior to the commencement of our IPO pursuant to which each of these persons or entities, subject to certain exceptions, restrict the sale of the shares of our Class A common stock and certain other securities held by them until July 8, 2024. J.P. Morgan Securities LLC and BofA Securities, Inc. may, in their sole discretion and at any time, release all or any portion of the shares or securities subject to any such lock-up agreements.

In addition, we have reserved shares of Class A common stock for issuance under the 2024 Incentive Award Plan (the “2024 Plan”). Any Class A common stock that we issue under the 2024 Plan or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by investors who purchase our Class A common stock.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

In the future, we may also issue securities in connection with investments, acquisitions, or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock.

General Risk Factors

We are subject to litigation, arbitration, or other claims which could materially and adversely affect us.

We are subject to litigation, and we may in the future be subject to enforcement actions, such as claims relating to our operations, securities offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Although we have established warranty, claim, and litigation reserves that we believe are adequate, we cannot be certain of the ultimate outcomes of any claims that may arise in the future, and legal proceedings may result in the award of substantial damages against us beyond our reserves. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured or in excess of insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Furthermore, plaintiffs may, in certain of these legal proceedings, seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial liability for us. Certain litigation or the resolution thereof may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

We may suffer uninsured losses or material losses in excess of insurance limits.

We could suffer physical damage to property and liabilities resulting in losses that may not be fully recoverable by insurance. Insurance against certain types of risks, such as terrorism, earthquakes, floods, or personal injury claims, may be unavailable, available in amounts that are less than the full market value or replacement cost of investment or underlying assets or subject to a large deductible or self-insurance retention amount. In addition, there can be no assurance that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles or self-insurance retention, we could sustain financial loss or lose capital invested in the affected property, as well as anticipated future income from that property. Furthermore, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles. We may also be liable for any debt or other financial obligations related to affected property.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, result in uninsured losses, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition, and results of operations.

Negative publicity could adversely affect our reputation as well as our business, financial results, and stock price.

Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs, newsletters, and other digital platforms. Our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

Changes in accounting rules, assumptions, and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as those related to asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions, including inflation and rising interest rates;

•	the market’s perception of our growth potential;

•	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow; and

•	the market price per share of our Class A common stock.

The global credit and equity markets and the overall economy can be extremely volatile, which could have a number of adverse effects on our operations and capital requirements. For the past decade, the domestic financial markets have experienced a high degree of volatility, uncertainty and, during certain periods, tightening of liquidity in both the high yield debt and equity capital markets, resulting in certain periods when new capital has been both more difficult and more expensive to access. If we are unable to access the credit markets, we could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is prolonged volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.

Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor. We maintain the majority of our cash and cash equivalents in accounts with major U.S. financial institutions, and our deposits at certain of these institutions may exceed insured limits from time to time. Market conditions can impact the viability of these institutions, as we have seen recently with the abrupt failure of more than one regional bank. Although we did not experience any loss related to these failures, if any of the banking institutions in which we deposit funds ultimately fails, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

We may change our operational policies, investment guidelines and our business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our board of directors will determine our operational policies, investment guidelines, and business and growth strategies. Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines, and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments, or pursuing different business or growth strategies than those contemplated in this Annual Report on Form 10-K. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Future offerings of debt securities, which would rank senior to our Class A common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our Class A common stock for the purposes of dividend and liquidation distributions, may adversely affect the market price of our Class A common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our Class A common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Class A common stock, or both. Our preferred stock will have a preference on liquidating distributions and dividend payments, which could limit our ability to make a dividend distribution to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our Class A common stock bear the risk of our future offerings reducing the market price of our Class A common stock and diluting their ownership interest in our company.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented several cybersecurity risk management measures intended to protect the confidentiality, integrity, and availability of our critical systems and information. We work to continuously refine, strengthen, and supplement these measures.

Our cybersecurity risk management measures are integrated into our overall enterprise risk management program and share common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management measures include:

•	a risk assessment designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls and cybersecurity awareness training; and

•	cybersecurity awareness training of our employees, incident response personnel, and senior management.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents such as phishing attacks and other email compromises, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has received briefings from management in the past as appropriate (for example, regarding the results of our previous cybersecurity risk assessment). We have also previously relied on external experts for our audit committee functions and have recently created an internal audit committee, which will have more focused oversight of cybersecurity and other information technology risks and to which management of such risks will be delegated. The audit committee oversees management’s implementation of our cybersecurity risk management program.

Our management team, including the Vice President of IT and the Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s cybersecurity experience includes previous combined experience of almost 50 years managing and otherwise engaged with IT and internal audit functions at public companies overseeing the development and strengthening of cybersecurity programs inclusive of training, risk assessments, and formal policies and procedures.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

Item 2.	Properties.

We are headquartered in Woodstock, Georgia where we lease approximately 13,750 square feet of office space under a lease agreement that expires on August 31, 2028. We use this location for our Atlanta Division and corporate employee offices. We also lease local offices in the markets in which we conduct homebuilding operations.

We believe these facilities are sufficient to meet our current and anticipated future needs and that suitable additional space will be available as needed to accommodate expansion of our operations.

Item 3.	Legal Proceedings.

From time to time, we are subject to mediation, arbitration, litigation, or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm, and other factors. We do not believe that any existing claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On January 11, 2024, our Class A common stock began trading on the Exchange under the symbol “SDHC.” Prior to that time, there was no public market for our Class A common stock. There is no public trading market for our Class B common stock.

Holders

As of March 15, 2024, there was one holder of record of our Class A common stock and two holders of record of our Class B common stock.

Dividends

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Except in certain limited circumstances, holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from Smith Douglas Holdings LLC. Our Amended Credit Facility contains certain covenants that restrict, subject to certain exceptions, our ability to pay dividends. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and subject to the requirements of applicable law, compliance with contractual restrictions and covenants in the agreements governing our future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

On June 20, 2023, we issued 100 shares of our common stock, par value $0.0001 per share, to one of our officers for $0.01. The issuance of such shares of common stock was not registered under the Securities Act, because the shares were offered and sold in a transaction by us not involving any public offering exempt from registration under Section 4(a)(2) of the Securities Act. We did not sell any other unregistered equity securities from January 1, 2023 to December 31, 2023.

Use of Proceeds From Registered Securities

On January 16, 2024, in connection with our IPO, we issued and sold 8,846,154 shares of our Class A common stock at a price to the public of $21.00 per share, resulting in gross proceeds to us of approximately $185.8 million and net proceeds to us of approximately $172.8 million, after deducting the underwriting discount of approximately $13.0 million. Offering expenses of approximately $6.0 million were paid by Smith Douglas Holdings LLC. All shares issued and sold were registered pursuant to a registration statement on Form S‑1 (File No. 333-274379), as amended (the “Registration Statement”), declared effective by the SEC on January 10, 2024. J.P. Morgan Securities, BofA Securities, Inc., RBC Capital Markets, LLC, and Wells Fargo Securities, LLC acted as representatives of the underwriters for the IPO. The IPO commenced January 10, 2024 and terminated after the sale of all securities registered pursuant to the Registration Statement. No offering expenses were paid or are payable, directly or indirectly, to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We fully used the net proceeds from the IPO to: (i) purchase 6,410,257 newly issued LLC Interests for approximately $125.2 million directly from Smith Douglas Holdings LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount; and (ii) purchase 2,435,897 LLC Interests from the Continuing Equity Owners on a pro rata basis for $47.6 million in aggregate at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount.

 In turn, Smith Douglas Holdings LLC used the net proceeds from its sale to us of newly issued LLC Interests as follows: (i) to repay approximately $84.0 million of borrowings outstanding under its Prior Credit Facility as part of the Refinancing, (ii) redeem all of its outstanding Class C Units and Class D Units at par aggregating $2.6 million, (iii) repay $0.9 million in notes payable to related parties, and (iv) the remainder for general corporate purposes. Smith Douglas Holdings LLC may also use a portion of the net proceeds to acquire or invest in businesses, products, services, or technologies; however, there are no agreements or commitments for any material acquisitions or investments at this time. There has been no material change in the expected use of the net proceeds from our IPO as described under the heading Use of proceeds in our final prospectus, filed with the SEC on January 10, 2024 pursuant to Rule 424(b)(4) relating to our Registration Statement (the “Final Prospectus”).

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance, based upon our current plans, expectations and beliefs involving risks and uncertainties. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this Annual Report on Form 10-K which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in Part I, Item 1A. Risk Factors. See Forward-Looking Statements. A discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 has been reported previously in our Final Prospectus, under the heading Management’s discussion and analysis of financial condition and results of operations.

Company Overview

Prior to our IPO, we were one of the nation’s fastest growing private homebuilders by number of closings and are engaged in the design, construction, and sale of single-family homes in some of the highest growth and most desirable markets in the Southeastern and Southern United States. We employ an efficient land-light, production focused, and conservatively leveraged business model, which we believe results in a compelling combination of strong home closing gross margins, construction cycle times, and returns. Our communities are primarily targeted to entry-level and empty-nest homebuyers. We offer our homebuyers an attractive value proposition by providing a personalized home buying experience at affordable price points. With the goal of becoming one of the most dominant homebuilders in the Southeastern and Southern United States, we intend to grow operations within our existing footprint and to expand into new markets where we can most effectively implement our business strategy and maximize our profit and returns.

While inflation and higher interest rates impacted affordability and housing demand during 2022, new home demand picked up in 2023, primarily driven by historically low levels of housing inventory and homebuyers adjusting to a more normalized higher interest rate environment. As a result, our net new orders increased by 23% in the year ended December 31, 2023 compared to 2022. We expect the housing undersupply in the resale market and favorable demographic trends to provide a strong, long-term runway for future new home buying demand. We believe our dedication to entry-level and empty-nest homebuyers with a focus on price points that fall below FHA guidelines, our efficient construction process, and our affordable luxury sales experience caters to the desires of today’s aspiring homeowners and is resilient across economic cycles. We believe our focus on affordable luxury will continue to serve us well as we remain optimistic about long-term demand due to favorable homebuyer demographics. Additionally, we construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. Our SMART Builder enterprise resource planning system and efficient construction process, which we call Rteam, allows this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we believe we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which were 11% for the years ended December 31, 2023 and 2022.

At the core of our land-light operating strategy lies the principle and discipline of primarily acquiring finished lots from a diverse pool of third-party land developers or land bankers through the effective utilization of lot-option contracts. Our lot acquisition strategy reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, better aligning our pace of home orders and home starts. While using land bankers and third-party developers comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own a higher percentage of their land supply. As of December 31, 2023, we had 524 owned unstarted lots in real estate inventory on our balance sheet which represented only 4.1% of our total controlled lot supply.

We believe the geographic markets in which we operate demonstrate strong population and employment growth trends, favorable migration patterns, and desirable lifestyle and weather conditions. Our operations are currently organized into six geographical segments; our reportable segments include Atlanta (which includes certain Atlanta suburbs like Dalton, GA), Raleigh, Charlotte, Nashville, Alabama (which consists of both Birmingham and Huntsville), and Houston. Each of our markets is experiencing strong momentum in housing demand drivers relative to historic averages, and we believe there is significant opportunity to expand our presence in each of our respective markets.

We believe our dedication to entry-level and empty-nest homebuyers with a focus on price points that fall below FHA guidelines, our efficient construction process, and our affordable luxury sales experience caters to the desires of today’s aspiring homeowners and is resilient across economic cycles. While we expect the current housing undersupply in the resale market and favorable demographic trends to provide a strong, long-term runway for future new home buying demand, there are several factors beyond our control that could have a significant impact on our business including, but not limited to, rising inflation, future increases in interest rates, availability and cost of land, labor and construction, availability of mortgage and land bank financing, macroeconomic trends and other factors described elsewhere in this Form 10-K.

Recent Developments

IPO

We completed our IPO on January 16, 2024, through which we offered 8,846,154 shares of our Class A common stock at a price to the public of $21.00 per share, which includes the exercise in full by the underwriters of their option to purchase an additional 1,153,846 shares of our Class A common stock. The gross proceeds to us from the IPO were $185.8 million, before deducting underwriting discounts and commissions, and the net proceeds to us from the IPO were approximately $172.8 million, after deducting the underwriting discount of approximately $13.0 million.

The Transactions

The historical results of operations discussed in this Annual Report on Form 10-K are those of Smith Douglas Holdings LLC prior to the completion of the Transactions, including the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the transactions described in Basis of Presentation—The Transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. See Basis of Presentation—The Transactions.

Devon Street Homes Acquisition

On July 31, 2023, we consummated the Devon Street Homes Acquisition by acquiring substantially all of the assets of Devon Street Homes pursuant to an asset purchase agreement (the “APA”). The purchase price equaled the net assets of Devon Street Homes on a cash-free, debt-free basis, plus an agreed upon premium which is comprised primarily of real estate inventory, subject to purchase price adjustments. We funded the purchase price of $83.9 million, primarily from cash on hand, $72.0 million of draws on our Prior Credit Facility, a three-year promissory note in the principal amount of $5.0 million payable to the seller, and approximately $3.0 million contingent consideration to the seller. The contingent consideration will be paid to the seller upon the achievement of certain gross margin targets.

Devon Street Homes is a builder of single-family homes in Houston, Texas, and targets entry-level and first-time homebuyers. Devon Street Homes closed 240 units during the year ended December 31, 2023. Our audited financial statements as of December 31, 2023, include the results of operations of Devon Street Homes for the period between July 31, 2023, when the acquisition was consummated, and December 31, 2023. As a result, our results of operations for the year ended December 31, 2023 may not be directly comparable to prior periods.

Segments

Our operations are currently organized into six geographical segments. Our reportable segments include Atlanta (which includes certain Atlanta suburbs like Dalton, GA), Raleigh, Charlotte, Nashville, Alabama (which consists of both Birmingham and Huntsville), and Houston.

Key Factors Affecting Our Performance

We believe our future performance will depend on many factors, including those described below and in Part I, Item 1A. Risk Factors and Forward-Looking Statements.

Availability of finished lots

The availability of finished lots in the markets where we operate is significantly influenced by a number of factors generally beyond our control, which if constrained, may lead to a decrease in the number of homes we can build and sell. We typically aim to control up to a five-year supply of lots, subject to market conditions.

Construction costs

Our cost of home closings includes the construction costs of the home, the lot cost for the home, interest costs capitalized during the construction period until substantial completion, warranty costs for the home, indirect construction costs, and closing costs applicable to the home. In general, the cost of building materials fluctuates with overall trends in the underlying prices of raw materials. The cost of certain of our building materials, such as lumber and oil-based products, fluctuates with market-based pricing curves. We often obtain volume discounts and/or rebates with certain suppliers of our building materials, which in turn reduces our cost of sales. However, increases in the cost of building materials may negatively impact our cost of sales and, in turn, our home closing gross margin and net income to the extent market conditions prevent the recovery of increased costs through higher home order prices.

Changes in liquidity and land bank financing

To effectively manage the acquisition and control of finished lots, we typically enter into lot-option agreements with third-party land bankers or land developers. This financing strategy aligns with our land-light approach, minimizing the need for substantial upfront capital and facilitating a steady flow of lots that correspond to our home orders and construction pace.

While this approach allows us to maintain flexibility, reduces our balance sheet exposure in comparison to other homebuilders who retain a larger proportion of their land supply, and helps mitigate potential risks associated with financing and developing land, the recent challenges faced by regional banks may impact the ability of our third-party land bankers and land developers to secure financing and thereby impact our ability to maximize our land-light business model.

Availability of mortgages; applicable interest rates

The availability of affordable mortgage options for a wide range of consumers has a substantial impact on our business. However, the accessibility of mortgages is influenced by factors beyond our control, such as prevailing interest rates and down payment requirements.

Macroeconomic factors

Commencing in the first half of 2022, we began to see certain macroeconomic trends that affected our markets and industry such as higher inflation, rising interest rates and associated decreases in consumer discretionary income, the effects of supply chain challenges, declining government stimulus following the COVID-19 pandemic, and uncertainty regarding an economic recession. Any worsening of macroeconomic conditions in future periods could have a negative effect on our financial results.

Components of Results of Operations

Home closing revenue

Home closing proceeds are generally received from the title company within a few business days after closing. The pace of net new home orders, the ASP, discounts and incentives, and the level of upgrades and options selected by our homebuyer all impact our recognized revenues in a given period. See Critical Accounting Policies and Estimates for a description of how we record home closing revenue.

Cost of home closings

Cost of home closings includes the costs of lot acquisition, development, direct home construction, capitalized interest, closing costs, direct and certain indirect overhead costs and estimated warranty for the homes. Estimates of costs incurred or to be incurred but not paid are accrued and expensed at the time of closing. See Critical Accounting Policies and Estimates for a description of how we record real estate inventory.

Home closing gross profit

Home closing gross profit is home closing revenue less cost of home closings for the reported period. Home closing gross margin is home closing gross profit expressed as a percentage of home closing revenue.

Selling, general, and administrative costs

Selling, general and administrative costs consist of corporate and division overhead costs such as payroll and benefits, business insurance, information technology, office costs, outside professional services, travel costs, commissions paid to in-house sales personnel and third-party real estate brokers, and direct sales and marketing overhead costs related to our communities. Sales and marketing overhead costs include advertising and marketing costs, model furnishings, costs to maintain our model homes and sales offices, and readying a completed model home for sale. We recognize these costs in the period they are incurred. We expect that our historical selling, general, and administrative costs will increase as we scale our business and incur incremental costs for personnel and professional services fees related to preparation for becoming, and operating as, a public company. This includes, but is not limited to, regulatory and compliance costs applicable to listed public companies, and higher expenditures for compensation costs, insurance, technology, and professional services.

Other Factors Impacting Results of Operations

Net new home orders

Net new home orders are a key performance indicator for future home closing revenue and cost of home closings. Net new home orders for a period are gross new home orders less any cancellations of home order contracts during the same period. We recognize a home order when we approve a contract signed by a homebuyer and collect any deposit required thereunder. The contract value of net new home orders represents the sum of the contractual purchase prices of the homes included in net new home orders for the period presented.

Cancellation rate

We record a cancellation when a homebuyer under contract desires to cancel their purchase prior to delivery of the home. Increasing cancellations are a negative indicator of future performance and can be an indicator of decreased home closing revenue, cost of home closings and net income. When a cancellation occurs, we generally retain the homebuyer deposit and resell the home to a new homebuyer. Cancellations can occur due to homebuyer credit issues or changes to the homebuyer’s desires. The cancellation rate is the total number of cancellations during the specified period divided by the total gross new home orders during the applicable period.

Backlog homes (period end)

Backlog homes (period end) is the number of homes in backlog from the previous period plus the number of net new home orders generated during the current period minus the number of homes closed during the current period. Backlog at period end includes homes currently under construction and homes that are sold where construction has not yet commenced.

Results of Operations Data

The results of operations data in the following tables for the periods presented have been derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. A discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 has been reported previously in our Final Prospectus, under the heading Management’s discussion and analysis of financial condition and results of operations.

Comparison of years ended December 31, 2023 and 2022

The following table sets forth our statements of income and other operating data for the years ended December 31, 2023 and 2022, along with the year over year change in dollars and other amounts and percent (amounts in thousands):

Year ended December 31,	2023	2022	Year over year change
	Amount	Amount	Amount	Percent
Consolidated Statements of Income Data:
Home closing revenue	$764,631	$755,353	$9,278	1.2%
Cost of home closings	548,304	532,599	15,705	2.9%
Home closing gross profit	216,327	222,754	(6,427)	(2.9)%
Selling, general, and administrative costs	92,442	83,006	9,436	11.4%
Equity in income from unconsolidated entities	(934)	(1,120)	186	(16.6)%
Interest expense	1,658	997	661	66.3%
Other income, net	(19)	(573)	554	(96.7)%
Net income	$123,180	$140,444	$(17,264)	(12.3)%
Other operating data (unaudited):
Home closings	2,297	2,200	97	4.4%
ASP of homes closed	$333	$343	$(10)	(2.9)%
Net new home orders	2,368	1,928	440	22.8%
Contract value of net new home orders	$792,224	$667,530	$124,694	18.7%
ASP of net new home orders	$335	$346	$(11)	(3.2)%
Cancellation rate(1)	10.5%	10.9%	(0.4)	(3.7)%
Backlog homes (period end)(2)	912	771	141	18.3%
Contract value of backlog homes (period end)	$310,714	$258,718	$51,996	20.1%
ASP of backlog homes (period end)	$341	$336	$5	1.5%
Active communities (period end)(3)	69	53	16	30.2%
Controlled lots:
Homes under construction	796	623	173	27.8%
Owned lots	524	342	182	53.2%
Optioned lots	11,501	7,848	3,653	46.5%
Total controlled lots	12,821	8,813	4,008	45.5%
1.	The cancellation rate is the total number of cancellations during the period divided by the total gross new home orders during the period.

2.
Backlog homes (period end) is the number of homes in backlog from the previous period plus the number of net new home orders generated during the current period minus the number of homes closed during the current period.

3.	A community becomes active once the model is completed or the community has its first sale. A community becomes inactive when it has fewer than two homes remaining to sell.

Home closing revenue

Home closing revenue for the year ended December 31, 2023, was $764.6 million, an increase of $9.3 million, or 1.2%, from $755.4 million for the year ended December 31, 2022. The increase in revenue was primarily attributable to a 4.4% improvement in homes closed, primarily driven by our entry into the Houston market through our acquisition of Devon Street Homes, offset by a 2.9% decrease in ASP of homes closed across all reportable segments.

The following table sets forth our home closing revenue, number of home closings, and ASP of homes closed for the years ended December 31, 2023 and 2022, in each of our reportable segments (dollar amounts in thousands):

Year ended December 31,	2023			2022
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Alabama	$116,124	396	$293	$96,660	338	$286
Atlanta	331,178	1,016	326	332,102	1,016	327
Charlotte	58,991	162	364	89,310	223	400
Houston	30,661	94	326	—	—	—
Nashville	108,071	297	364	120,243	307	392
Raleigh	119,606	332	360	117,038	316	370
Total	$764,631	2,297	$333	$755,353	2,200	$343

Cost of home closings

Cost of home closings for the year ended December 31, 2023, was $548.3 million, an increase of $15.7 million, or 2.9%, from $532.6 million for the year ended December 31, 2022, which is primarily driven by a 4.4% increase in homes closed, inclusive of the Devon Street Homes Acquisition.

Home closing gross profit

Home closing gross profit for the year ended December 31, 2023 was $216.3 million, a decrease of $6.4 million, or 2.9%, from $222.8 million for the year ended December 31, 2022. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 28.3% in 2023 compared to 29.5% in 2022. The decrease in home closing gross margin was primarily driven by home closings that carried higher homebuyer incentives, slightly offset by a decrease of 1.3% in the average cost of home closings during the period.

Backlog homes

The following table sets forth our backlog homes and contract value and ASP of backlog homes by reportable segment as of December 31, 2023 and 2022, along with their year-to-year change in percent (dollar amounts in thousands):

As of December 31,	2023			2022			Year over year change
	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes
Alabama	188	$57,423	$305	90	$27,398	$304	98	$30,025	$1
Atlanta	331	114,607	346	385	119,854	311	(54)	(5,247)	35
Charlotte	65	24,888	383	66	24,887	377	(1)	1	6
Houston	122	40,679	333	—	—	—	122	40,679	333
Nashville	68	24,206	356	81	31,259	386	(13)	(7,053)	(30)
Raleigh	138	48,911	354	149	55,320	371	(11)	(6,409)	(17)
Total	912	$310,714	$341	771	$258,718	$336	141	$51,996	$5

The increase in the number of backlog homes and backlog value as of December 31, 2023, as compared to 2022, was primarily driven by our acquisition of Devon Street Homes in addition to a 1.5% increase in ASP of backlog homes.

Selling, general, and administrative costs

Selling, general, and administrative costs for the year ended December 31, 2023 were $92.4 million, an increase of $9.4 million, or 11.4%, from $83.0 million for the year ended December 31, 2022. The increase was primarily due to an increase in sales commissions and advertising costs associated with our increase in homes closed and related home closing revenue, increased payroll and performance-based bonus compensation expenses on higher employee headcount, and higher professional fees related to the Devon Street Homes acquisition and our IPO.

Equity in income from unconsolidated entities

Equity in income from unconsolidated entities consists of our portion of income from our interest in our title company in which we hold a 49% interest and which operates in certain of our markets to provide title insurance to our homebuyers. For the year ended December 31, 2023, equity in income from unconsolidated entities decreased by $0.2 million from the year ended December 31, 2022, due to slightly lower title insurance revenue generated by the title company.

Interest expense

Interest expense is comprised of interest incurred, but not capitalized on our Prior Credit Facility and other borrowings and amortization of debt issuance costs. Our interest expense increased $0.7 million to $1.7 million for the year ended December 31, 2023 from $1.0 million for the year ended December 31, 2022, which is primarily driven by an increase in the variable interest rate of our Prior Credit Facility, which bore interest at the Prime Rate plus an applicable margin and interest on the note payable related to the Devon Street Homes Acquisition.

Other income, net

Other income, net primarily consists of interest income, credit card rebates, insurance settlements, and other miscellaneous income and expenses. For the year ended December 31, 2023, other income decreased by $0.6 million from the year ended December 31, 2022, which was primarily higher due to income from the sale of a small parcel of land, offset by an increase in interest income associated with higher average rates on our cash and cash equivalent balances.

Net income

The following table sets forth net income by reportable segment for the years ended December 31, 2023 and 2022 (in thousands):

Year ended December 31,	2023	2022	Year over year change
Alabama	$12,596	$10,694	$1,902
Atlanta	82,890	81,403	1,487
Charlotte	9,296	19,209	(9,913)
Houston	2,370	—	2,370
Nashville	16,901	24,914	(8,013)
Raleigh	25,372	28,819	(3,447)
Segment total	149,425	165,039	(15,614)
Corporate(1)	(26,245)	(24,595)	(1,650)
Total	$123,180	$140,444	$(17,264)
(1)
Corporate primarily includes corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.

Net income for the year ended December 31, 2023 decreased by $17.3 million, or 12.3%. The decrease was primarily due to a decrease in home closing gross profit, primarily driven by a 2.9% decrease in ASP of homes closed due to higher average homebuyer incentives, and a $9.4 million increase in selling, general and administrative costs due to higher commissions and advertising costs.

Alabama: The $1.9 million increase in net income compared to the prior year was primarily due to an increase in home closing revenue and gross profit due to a 17.2% increase in homes closed and 2.5% increase in ASP of homes closed, offset by an increase in selling, general, and administrative costs.

Atlanta: The $1.5 million increase in net income compared to the prior year was primarily due to improved home closing gross margin as construction costs per home closed was approximately 4.4% lower.

Charlotte: The $9.9 million decrease in net income compared to the prior year was primarily due to a 27.4% decrease in homes closed and related revenue and home closing gross profit due to a gap in the timing of new communities coming online.

Houston: Net income of $2.4 million represents the results of operations since the Devon Street Homes Acquisition on July 31, 2023.

Nashville: The $8.0 million decrease in net income compared to the prior year was primarily due to a decrease in home closing gross profit margin driven by additional discounting and mix of homes closed, as well as an increase in sales and marketing costs and sales commissions as a percent of home closing revenue.

Raleigh: The $3.4 million decrease in net income compared to the prior year is primarily due to a 4.9% decrease in home closing gross profit and resulting 220 basis point decrease in home closing gross margin driven by higher homebuyer incentives.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have provided information in this Annual Report on Form 10-K relating to “adjusted home closing gross profit,” “adjusted home closing gross margin,” “adjusted net income,” “EBITDA”, “EBITDA margin”, and “net-debt-to-net book capitalization.” We believe these non-GAAP financial measures are useful in evaluating our operating performance.

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance and to more readily compare these financial measures between past and future periods. There are limitations to the use of the non-GAAP financial measures presented in this Annual Report on Form 10-K. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Adjusted home closing gross profit and adjusted home closing gross margin

Adjusted home closing gross profit and adjusted home closing gross margin are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define adjusted home closing gross profit as home closing revenue less cost of home closings, excluding capitalized interest charged to cost of home closings, impairment charges and adjustments resulting from the application of purchase accounting included in cost of sales, if applicable. We define adjusted home closing gross margin as adjusted home closing gross profit as a percentage of home closing revenue. Management believes this information is meaningful because it isolates the impact that capitalized interest has on home closing gross margin. However, because adjusted home closing gross profit and adjusted home closing gross margin information excludes capitalized interest, which has real economic effects and could impact our results of operations, the utility of adjusted home closing gross profit and adjusted home closing gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted home closing gross profit and adjusted home closing margin information in the same manner we do. Accordingly, adjusted home closing gross profit and adjusted home closing gross margin information should be considered only as a supplement to home closing gross profit and home closing gross margin information as a measure of our performance.

The following table presents a reconciliation of adjusted home closing gross profit and adjusted home closing gross margin to the GAAP financial measure of home closing gross profit and home closing gross margin for each of the periods indicated:

Year ended December 31, (in thousands, except percentages)	2023	2022
Home closing revenue	$764,631	$755,353
Cost of home closings	548,304	532,599
Home closing gross profit(1)	$216,327	$222,754
Capitalized interest charged to cost of home closings	2,514	2,757
Purchase accounting adjustments included in cost of home closings	1,467	—
Adj. home closing gross profit	$220,308	$225,511
Home closing gross margin(2)	28.3%	29.5%
Adj. home closing gross margin(2)	28.8%	29.9%
(1)	Home closing gross profit is home closing revenue less cost of home closings.

(2)	Calculated as a percentage of home closing revenue.

Our adjusted home closing gross profit and adjusted home closing gross margin decreased from 2022 to 2023 primarily as a result of an increase in cost of home closings partially offset by a slight increase in home closing revenue, resulting in a reduction in home closing gross margin as a percentage of home closing revenue.

Adjusted net income

Adjusted net income is not a measure of net income or net income margin as determined by GAAP. Adjusted net income is a supplemental non-GAAP financial measure used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders, and rating agencies. We define adjusted net income as net income adjusted for the tax impact using a 25% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).

Management believes adjusted net income is useful because it allows management to more effectively evaluate our operating performance and comparability to industry peers who record income tax expense on their income before tax as opposed to the income of Smith Douglas Holdings LLC not being taxed at the entity level and, therefore, not reflecting a charge against earnings for income tax expense. Adjusted net income should not be considered as an alternative to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. Our computation of adjusted net income may not be comparable to adjusted net income of other companies. We present adjusted net income because we believe it provides useful information regarding our comparability to peers.

The following table presents a reconciliation of adjusted net income to the GAAP financial measure of net income for each of the periods indicated:

Year ended December 31, (in thousands, except percentages)	2023	2022
Net income	$123,180	$140,444
Tax-effected adjustments(1)	30,795	35,111
Adjusted net income	$92,385	$105,333
(1)
For the year ended December 31, 2023 and 2022, our tax expenses assumes a 25% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).

EBITDA and EBITDA margin

EBITDA and EBITDA margin are not measures of net income or net income margin as determined by GAAP. EBITDA is a supplemental non-GAAP financial measure used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders, and rating agencies. We define EBITDA as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, and (v) depreciation. We define EBITDA margin as EBITDA as a percentage of home closing revenue.

Management believes EBITDA and EBITDA margin are useful because they allow management to more effectively evaluate our operating performance and compare our results of operations from period to period without regard to our financing methods or capital structure, or other items that impact comparability of financial results from period to period. EBITDA and EBITDA margin should not be considered as alternatives to, or more meaningful than, net income, net income margin, or any other measure as determined in accordance with GAAP. Our computation of EBITDA and EBITDA margin may not be comparable to EBITDA and EBITDA margin of other companies. We present EBITDA and EBITDA margin because we believe they provide useful information regarding the factors and trends affecting our business.

The following table presents a reconciliation of EBITDA and EBITDA margin to the GAAP financial measure of net income and net income margin for each of the periods indicated:

Year ended December 31, (in thousands, except percentages)	2023	2022
Net income	$123,180	$140,444
Capitalized interest charged to cost of home closings	2,514	2,757
Interest expense	1,658	997
Interest income	(174)	(92)
Provision for income taxes	—	—
Depreciation	1,081	864
EBITDA	$128,259	$144,970
Net income margin(1)	16.1%	18.6%
EBITDA margin(1)	16.8%	19.2%
(1)	Calculated as a percentage of home closing revenue.

Our EBITDA and EBITDA margin decreased from 2022 to 2023 primarily as a result of a decrease in net income.

Net-debt-to-net book capitalization

Net-debt-to-net book capitalization is a supplemental measure of our leverage that is not required by, or presented in accordance with, GAAP and should not be considered as an alternative to debt-to-book capitalization or any other measure derived in accordance with GAAP. We caution investors that amounts presented in accordance with our definition of net-debt-to-net book capitalization may not be comparable to similar measures disclosed by our competitors because not all companies and analysts calculate this non-GAAP financial measure in the same manner. We present this non-GAAP financial measure because we consider it to be an important supplemental measure of our leverage and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.

We define Net-debt-to-net book capitalization as:

•	Total debt, less cash and cash equivalents, divided by

•	Total debt, less cash and cash equivalents, plus stockholders’ equity.

This non-GAAP financial measure has limitations as an analytical tool in that it subtracts cash and cash equivalents and therefore may imply that the Company has less debt than the most comparable measure determined in accordance with GAAP. Because of this limitation, this non-GAAP financial measure should be considered along with other financial measures presented in accordance with GAAP. The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. We have reconciled this non-GAAP financial measure with the most directly comparable GAAP financial measure in the following table:

Year ended December 31, (in thousands, except percentages)	2023	2022
Notes payable	$75,627	$15,000
Members’ equity	208,903	164,511
Total capitalization	$284,530	$179,511
Debt-to-book capitalization	26.6%	8.4%
Notes payable	$75,627	$15,000
Less: cash and cash equivalents	19,777	29,601
Net debt	55,850	(14,601)
Members’ equity	208,903	164,511
Total net capitalization	$264,753	$149,910
Net-debt-to-net book capitalization	21.1%	(9.7)%

Liquidity and Capital Resources

IPO

On January 16, 2024, in connection with our IPO, we issued and sold 8,846,154 shares of our Class A common stock at a price to the public of $21.00 per share, resulting in gross proceeds to us of approximately $185.8 million and net proceeds to us of approximately $172.8 million, after deducting the underwriting discount of approximately $13.0 million. See Part II, Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds From Registered Securities for a description of the use of proceeds from the IPO. We used the net proceeds from the IPO to: (i) purchase 6,410,257 newly issued LLC Interests for approximately $125.2 million directly from Smith Douglas Holdings LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount; and (ii) purchase 2,435,897 LLC Interests from the Continuing Equity Owners on a pro rata basis for $47.6 million in aggregate at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount).

We only retained the net proceeds that were used to purchase newly issued LLC Interests from Smith Douglas Holdings LLC, which, in turn, Smith Douglas Holdings LLC used as follows: (i) to repay approximately $84.0 million of borrowings outstanding under our Prior Credit Facility as part of the Refinancing, (ii) redeem all outstanding Class C Units and Class D Units of Smith Douglas Holdings LLC at par aggregating $2.6 million, (iii) repay $0.9 million in notes payable to related parties, and (iv) the remainder for general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in businesses, products, services, or technologies; however, we do not have agreements or commitments for any material acquisitions or investments at this time.

Overview

As of December 31, 2023, we had $19.8 million of cash and cash equivalents. We believe existing cash and cash equivalents, availability under our Amended Credit Facility and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. We exercise strict controls and have a prudent strategy for our cash management, including those related to cash outlays for lot acquisitions and deposits on lot-option contracts. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisitions are reviewed and analyzed by our senior management team and ultimately approved by our Chief Executive Officer and Chief Financial Officer. Additionally, our land-light business model reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, which better aligns our pace of home orders and home starts. Our principal uses of cash include deposits on lot-option contracts, acquisition of finished lots, home construction, operating expenses, and the payment of interest and routine liabilities.

In the coming 12 months, our primary funding needs will revolve around the construction of homes, acquisition of finished lots under new and existing contracts, and operating expenses. Additionally, we may seek to use our capital to enter new markets through acquisition or greenfield startup if we believe such markets fit our business model. To address these short-term liquidity requirements, we anticipate relying on our existing cash and cash equivalents, as well as the net cash flows generated by our operations and availability under our Amended Credit Facility.

However, the opportunity to purchase substantially finished lots in desired locations is becoming increasingly more competitive. As a result, we remain open to seeking additional capital if necessary to enhance our liquidity position, further enable the acquisition of additional finished lot inventory in anticipation of improving market conditions and the competitive landscape, and fortify our long-term capital structure.

Looking beyond the next 12 months, our primary funding needs will continue to center around home construction, finished lot acquisitions necessary to maintain a minimum four-year lot supply, growing active community count, growth into new and existing markets, and interest payments on our Amended Credit Facility. We expect our existing cash reserves, along with generated cash flows and availability under our Amended Credit Facility, will be sufficient to fund our ongoing operational activities and provide the necessary capital for future lot purchases and related growth strategies.

To the extent our current liquidity is insufficient to fund future activities, we may need to raise additional funds, such as refinancing or securing new secured or unsecured debt, common and preferred equity, disposing of certain assets to fund our operations, and/or other public or private sources of capital. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See Part I, Item 1A. Risk Factors—General Risk Factors—Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

Prior Credit Facility

On October 28, 2021, certain of our wholly-owned subsidiaries entered into a $175.0 million unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent for the Lenders, as amended on December 19, 2022, and as amended concurrently with the consummation of the IPO to the Amended Credit Facility. Smith Douglas Holdings LLC and Smith Douglas Homes Corp. were not parties to the Prior Credit Facility. The Prior Credit Facility included a $25.0 million accordion feature, subject to additional commitments, and provided that up to $10.0 million could have been used for letters of credit. Prior to December 2022, borrowings under the Prior Credit Facility bore interest at prime plus the applicable margin ranging from minus 10 basis points to 25 basis points based on our leverage ratio as determined in accordance with a pricing grid defined in the Prior Credit Facility. In December 2022, the Prior Credit Facility was amended to reduce the applicable margin to minus 25 basis points to 20 basis points based on our leverage ratio, among other amendments. As of December 31, 2023 and 2022, the interest rate on outstanding borrowings under the Prior Credit Facility was 8.25% and 7.25%, respectively.

The Prior Credit Facility contained certain financial covenants, among others, including (i) a minimum tangible net worth requirement, (ii) a maximum leverage ratio, (iii) a minimum ratio of EBITDA to interest incurred, and (iv) a minimum liquidity requirement. As of December 31, 2023, we were in compliance with all covenants under the Prior Credit Facility.

As of December 31, 2023 and 2022, outstanding borrowings under the Prior Credit Facility totaled $71.0 million and $15.0 million, respectively, with no outstanding letters of credit. Availability as determined in accordance with the Borrowing Base, as defined in the Prior Credit Facility, totaled approximately $75.1 million and approximately $102.6 million as of December 31, 2023 and 2022, respectively. Concurrently with the consummation of the IPO, we repaid the Prior Credit Facility.

Amended Credit Facility

Concurrently with the consummation of the IPO and pursuant to the Refinancing, Smith Douglas Holdings LLC and certain of its wholly-owned subsidiaries entered into the Amended Credit Facility, which amended and replaced the Prior Credit Facility, and conducted the Debt Repayment, pursuant to which we used a portion of the net proceeds from the IPO to repay the $84.0 million outstanding under our Prior Credit Facility. Smith Douglas Homes Corp. is not a party to the Amended Credit Facility.

The Amended Credit Facility, among other things, increases the aggregate principal amount of our revolving credit commitments to $250.0 million and extends the maturity date to January 16, 2027, provided that the borrowers may request a one-year extension of its maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments, and provides that up to $20.0 million may be used for letters of credit.

The borrowings and letters of credit outstanding under the Amended Credit Facility may not exceed the borrowing base as defined in the Amended Credit Facility. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by Smith Douglas Holdings LLC and certain of its wholly-owned subsidiaries.

Borrowings under the Amended Credit Facility bear interest, at the borrower’s option, at either a base rate or SOFR (which may be a daily simple rate or based on 1-, 3- or 6-month interest periods, in each case at the borrower’s option), plus an applicable margin. The applicable margin will range from 2.35% to 3.00% based on our leverage ratio as determined in accordance with a pricing grid defined in the Amended Credit Facility and is subject to a floor of 0.00%. Interest is payable in arrears on the last business day of each month or at the end of each 1-, 3- or 6-month interest period, as applicable.

The Amended Credit Facility is unsecured. Upon the occurrence of certain triggers set forth in the Amended Credit Facility, Smith Douglas Homes Corp. may be required to provide a guarantee of the obligations of Smith Douglas Holdings LLC and the other borrowers under the Amended Credit Facility.

The Amended Credit Facility contains certain financial covenants, among others, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $130.0 million, (b) 32.5% of positive pre-tax income earned in any fiscal quarter after June 30, 2023, (c) 75% of the equity proceeds of Smith Douglas Homes Corp. and its subsidiaries from the IPO and (d) 50% of new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after the IPO, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restrict certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required immediately to repay all amounts outstanding under the Amended Credit Facility.

The foregoing description of the Amended Credit Facility is qualified in its entirety by reference to the Amended Credit Facility, a copy of which is filed as an exhibit hereto.

For additional information regarding our Prior Credit Facility, see Note 4— Notes Payable to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Additional liquidity requirements

We are a holding company and have no material assets other than our ownership of LLC Interests. We have no independent means of generating revenue. The Smith Douglas LLC Agreement provides for the payment of certain distributions to the Continuing Equity Owners and to us in amounts sufficient to cover the income taxes imposed on such members with respect to the allocation of taxable income from Smith Douglas Holdings LLC as well as to cover our obligations under the Tax Receivable Agreement and other administrative expenses.

Regarding the ability of Smith Douglas Holdings LLC to make distributions to us, the terms of their financing arrangements (including the Amended Credit Facility) contain covenants that may restrict Smith Douglas Holdings LLC or its subsidiaries from paying such distributions, subject to certain exceptions. Further, Smith Douglas Holdings LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Smith Douglas Holdings LLC (with certain exceptions), as applicable, exceed the fair value of its assets.

In addition, under the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (i) Basis Adjustments; (ii) Section 704(c) Allocations; and (iii) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement. We expect the amount of the cash payments that we will be required to make under the Tax Receivable Agreement will be significant. The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing Equity Owners, the amount of gain recognized by the Continuing Equity Owners, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us.

Additionally, in the event we declare any cash dividends, we intend to cause Smith Douglas Holdings LLC to make distributions to us in amounts sufficient to fund such cash dividends declared by us to our stockholders. Deterioration in the financial condition, earnings, or cash flow of Smith Douglas Holdings LLC for any reason could limit or impair their ability to pay such distributions.

If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if Smith Douglas Holdings LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

See Part I—Item 1A. Risk Factors—Risks Related to our Organizational Structure and Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

Cash flows from operating, investing, and financing activities – comparison for the years ended December 31, 2023 and 2022

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

Year ended December 31,	2023	2022
Net cash provided by operating activities	$76,257	$132,095
Net cash (used in)/provided by investing activities	(76,832)	361
Net cash used in financing activities	(9,249)	(128,195)
Net (decrease) increase in cash and cash equivalents	(9,824)	4,261
Cash and cash equivalents, beginning of year	29,601	25,340
Cash and cash equivalents, end of year	$19,777	$29,601

Operating activities

We generated $76.3 million and $132.1 million in net cash provided by operating activities for the years ended December 31, 2023 and 2022, respectively. Operating cash flows for 2023 benefited from cash generated by net income of $123.2 million primarily offset by a $33.7 million increase in real estate inventory and a $16.6 million increase in deposits on real estate under option or contract. Operating cash flows for 2022 benefited from cash generated by net income of $140.4 million primarily offset by a $8.6 million increase in deposits on real estate under option or contract.

Investing activities

We used approximately $76.8 million and generated approximately $0.4 million in net cash from investing activities for the years ended December 31, 2023 and 2022, respectively. The net cash used in investing activities during 2023 is primarily due to the Devon Street Homes Acquisition.

Financing activities

Net cash used in financing activities was $9.2 million and $128.2 million for the years ended December 31, 2023 and 2022, respectively. The $119.0 million decrease in cash used in financing activities was primarily attributable to an increase of $112.6 million in net borrowings under our revolving credit facility during 2023 compared to 2022.

Material Cash Commitments

We expect our future cash requirements will relate to working capital, capital expenditures, benefits expenses, interest expense and debt service obligations. In addition, we may use cash and cash equivalents to enter into strategic transactions, such as potential joint ventures or other unconsolidated entities, or acquisitions. Our material cash commitments as of December 31, 2023 were our $1.8 million operating lease obligation, which primarily consists of our $1.4 million office lease obligation for our headquarters in Woodstock, Georgia where we lease approximately 13,750 square feet of office space under a lease agreement that expires on August 31, 2028 and, prior to its repayment concurrently with the consummation of the IPO, the interest on our Prior Credit Facility on the amounts outstanding from time to time. In connection with the consummation of the IPO, we repaid the Prior Credit Facility and replaced it with the Amended Credit Facility. As of the filing of this Annual Report on Form 10-K, our material cash commitments are for our headquarters in Woodstock, Georgia and the interest on our Amended Credit Facility on the amounts outstanding from time to time. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended Credit Facility.

Off-Balance Sheet Arrangements

While using land bankers and third-party developers as part of our land-light operating strategy comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own and develop a higher percentage of their land supply. As of December 31, 2023, we had 524 owned unstarted lots in real estate inventory on our balance sheet which represented only 4.1% of our total controlled lot supply.

Under the umbrella of our land-light strategy, we generally seek to avoid engaging in land development. Where possible, we prefer to work with third-party developers that will sell us finished lots under lot-option contracts. In situations where we cannot find a developer partner, we will work with third-party land bankers. Under these land bank arrangements, we typically assign the land or lots we have under contract to the land banker. The land banker will acquire the land or lots directly, and if land development is necessary, we will simultaneously enter into a development agreement to complete the lots for the land banker. Additionally, we will enter a lot-option contract to acquire the finished lots on a takedown to match our projected sales absorption and starts pace. Typically, we are required to put up a deposit ranging between 5-20% on our lot-option contracts.

Our asset-light and capital efficient lot acquisition strategy is intended to avoid the financial commitments and risks associated with direct land ownership and land development by allowing us to control a significant number of lots for a relatively low capital cost. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled by these option contracts for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and, in the case of land bank option contracts, any related fees paid to the land bank partner. We do not have any financial guarantees and we typically do not guarantee lot purchases on a specific performance basis under these agreements. In certain circumstances, we may have a completion obligation under development agreements with land bankers where we may be at-risk for certain cost overruns.

As of December 31, 2023, we had $54.4 million of non-refundable cash deposits under land and lot-option contracts, including option contracts with unconsolidated entities, pertaining to 11,501 lots with a remaining aggregate purchase price of approximately $652.1 million.

Surety Bonds and Letters of Credit

From time to time, we may enter into surety bond and letter of credit arrangements with local municipalities, government agencies and developers. These arrangements relate to certain performance or maintenance-related obligations. As of December 31, 2023, there were no outstanding letters of credit. Surety bonds do not have stated expiration dates, rather, we are released from the bonds as the contractual performance is completed. These bonds, which totaled $26.1 million and $21.4 million as of December 31, 2023 and 2022, respectively, are typically outstanding over a period of approximately one to five years depending on the pace of development. If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, our ability to operate could be restricted and could have an adverse effect on our business and results of operations.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with U.S. GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and business valuations. Actual amounts could differ from those estimated at the time the Consolidated Financial Statements are prepared.

Our significant accounting policies are described in Note 1—Description of the business and summary of significant accounting policies to our accompanying financial statements included elsewhere in this Annual Report on Form 10-K. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our critical accounting estimates include the following:

Revenue recognition

We recognize revenue when a home closes with a homebuyer, which is the time at which title and possession of the property are transferred to that homebuyer and all cash consideration due from the homebuyer is received. Our performance obligation, to deliver the home, is generally satisfied in less than one year from the original contract date.

When we execute sales contracts with our homebuyers, or when we require advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. We either retain or refund to the homebuyer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. As of December 31, 2023 and 2022, homebuyer deposits totaled $7.2 million and $9.4 million, respectively. Substantially all homebuyer deposits are recognized in revenue within one year of being received from homebuyers.

Real estate inventory

Real estate inventory consists primarily of the capitalized costs of finished homes, homes under construction, and residential lots. We include the costs of lot acquisitions, development, direct home construction, capitalized interest, closing costs, and direct and certain indirect overhead costs incurred during home construction in inventories.

Real estate inventory is stated at cost unless the community is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (ASC) Topic 360-10, Property, Plant, and Equipment. We review our real estate inventory for indicators of potential impairment on a quarterly basis at the community level considering market and economic conditions, current sales absorption rates, and recent profitability of new home orders. When an indicator of impairment is identified, we prepare and analyze cash flows at the community level on an undiscounted basis. If the undiscounted cash flows are less than the community’s carrying value, we generally estimate the fair value using the estimated future discounted cash flows of respective inventories. A community with a fair value less than its carrying value is written down to such fair value and resulting losses are reported within home closing gross profit. No impairments were recognized during the years ended December 31, 2023 and 2022.

Business combinations

From time to time, we may enter into business combinations. In accordance with ASC 805, Business Combinations, we generally recognize the identifiable assets acquired and the liabilities assumed at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Goodwill is assigned to each reporting unit based upon the relative fair value of tangible assets acquired. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of real estate inventory and contingent consideration. Significant estimates and assumptions impacting the fair value of the acquired real estate inventory include subjective and/or complex judgments regarding items such as estimates of future net proceeds, discount rate, and costs to complete. Significant estimates and assumptions impacting the fair value of contingent consideration include subjective and/or complex judgments regarding items such as the gross margin discount rate, gross margin volatility, drift rate, and cost of debt.

The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record future impairment charges.

We describe our accounting policy for business combinations in Note 1—Description of the business and summary of significant accounting policies to our accompanying financial statements.

Recent accounting pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for us for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. We are currently evaluating the impact ASU 2023-07 will have on our financial statement disclosures.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We are choosing to “opt out” of this provision and, as a result, we will adopt new or revised accounting standards upon or prior to required public company adoption dates. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements, and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risks are described below. We do not have material exposure to commodity risk.

Interest Rate Fluctuation Risk

Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, home closing gross margins and net income.

Additionally, we are subject to risk from interest rate fluctuations on any borrowings under our Amended Credit Facility, which carries a variable interest rate. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of March 15, 2024, there were no outstanding borrowings under our Amended Credit Facility.

We do not enter into, nor do we intend to enter into in the future, derivative financial instruments for trading or speculative purposes to hedge against interest rate fluctuations.

Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We and the homebuilding industry in general may be adversely affected during periods of high inflation, primarily because of higher land, financing, labor, and material construction costs. In addition, higher mortgage interest rates can significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our homebuyers any increases in our costs through increased sales prices. However, during periods of soft housing market conditions, we may not be able to offset our cost increases with higher selling prices.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10‑K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10‑K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10‑K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)	Insider Trading Arrangements and Policies.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10‑K):

Name	Age	Position(s)
Thomas L. Bradbury	79	Executive Chairman and Director
Gregory S. Bennett	58	President, Chief Executive Officer, Vice Chairman, and Director
Russell Devendorf	51	Executive Vice President and Chief Financial Officer
Brett A. Steele	54	Vice President, General Counsel, and Secretary
Julie Bradbury	49	Director
Jeffrey T. Jackson	58	Director
Neil B. Wedewer	70	Director
Neill B. Faucett	79	Director
George Ervin Perdue III	77	Director
Janice E. Walker	51	Director

Thomas L. Bradbury is the founder of Smith Douglas and has served as a member of our board of directors since its formation and as the Chairman of Smith Douglas Holdings, LLC’s board of managers since 2016. He previously served as our Chief Executive Officer from inception until December 2019. Mr. Bradbury is also the founder and Chief Executive Officer of Sodmasters Turf Farm, a privately held sod producer. Mr. Bradbury served as a consultant with KB Home, a privately held home building company, until 2005. Prior to this, Mr. Bradbury served as the Chief Executive Officer of Colony Homes of Atlanta, a privately held home building company which he founded in 1975, until 2003 when it was sold to KB Home. During his time at Colony Homes, Mr. Bradbury also chaired its board of directors. Mr. Bradbury holds a bachelor’s degree in business administration from the University of Georgia. We believe Mr. Bradbury is qualified to serve on Smith Douglas Homes Corp.’s board of directors due to his business expertise, extensive industry experience, and daily insight into our business as our founder and Executive Chairman.

Gregory S. Bennett has served as the Chief Executive Officer and President of Smith Douglas since December 2019 and as a member of our board of directors since its formation. Prior to that, Mr. Bennett served as our Chief Operating Officer since 2015. Before joining Smith Douglas, Mr. Bennett operated his own privately held homebuilding company, Greg Bennett Homes, which he founded in 2004. Before founding Greg Bennett Homes, Mr. Bennett served as Executive Vice President for the Atlanta market of KB Home between 2003 and 2004 after the acquisition of Colony Homes, where he previously served in various roles from 1983 onwards, culminating in Region President between 1999 and 2003. Mr. Bennett holds a Construction Management degree from Georgia Northwestern Technical College. We believe Mr. Bennett is qualified to serve on Smith Douglas Homes Corp.’s board of directors due to his business expertise, extensive industry experience, and daily insight into our business as our President, Chief Executive Officer, and Vice Chairman.

Russell Devendorf has served as the Chief Financial Officer and Executive Vice President of Smith Douglas since 2017. Prior to joining Smith Douglas, Mr. Devendorf was a Senior Advisor at Whelan Advisory, a boutique investment bank, from 2017 to 2018, before which he was the Senior Vice President and Chief Financial Officer for WCI Communities, a publicly traded homebuilder, from 2008 through 2017. Prior to 2008, he served in several senior level finance positions with Meritage Homes Corporation and TOUSA, Inc., both national, publicly traded homebuilding companies. He began his career as an auditor at Ernst & Young LLP in its real estate practice and holds a Master of Accounting and a Bachelor of Science in Accounting from Florida State University. Mr. Devendorf is a Certified Public Accountant and a Certified Treasury Professional (inactive).

Brett A. Steele has served as our Vice President, General Counsel, and Secretary since 2018. Prior to his time at Smith Douglas, Mr. Steele was the Vice President and Chief Legal Officer for Habitat for Humanity in Atlanta, Inc. from 2015 to 2018 and the Associate General Counsel and Chief Compliance Officer for Beazer Homes USA, Inc. from 2007 to 2015. At the outset of his career, Mr. Steele was an associate at King & Spalding in their Construction and Procurement Group from 1999 to 2004. He has a Bachelor of Arts degree from Huntingdon College and a Juris Doctor degree from Mercer University.

Julie Bradbury has served as a member on our board of directors since its formation and as a member of Smith Douglas Holdings LLC’s board of managers since 2016. She previously served as a member of the board of directors of Colony Homes from 2001 to 2003 and is also currently serving as a member of the board of directors of several non-profit organizations. Ms. Bradbury serves as a director of the Bradbury Family Office where she oversees estate planning strategies, investment objectives, philanthropic planning, corporate accounting, and tax/strategic planning. Ms. Bradbury began her career in public accounting at PricewaterhouseCoopers and Ernst & Young where she specialized in international corporate tax transactions. Following these roles, she served in finance and controller positions for two early-stage high growth companies, helping to scale them into market leaders. She holds a Bachelor of Science in Business Administration and Accounting from Washington and Lee University. We believe Ms. Bradbury is qualified to serve on Smith Douglas Homes Corp.’s board of directors due to her knowledge of accounting and finance and extensive business experience.

Jeffrey T. Jackson has served as a member on our board of directors since its formation and as a member of Smith Douglas Holdings LLC’s board of managers since 2016. Since 2018, he has also served as President and Chief Executive Officer of PGT Innovations, a publicly held building materials manufacturer and supplier. Prior to his current role, Mr. Jackson has held various other roles at PGT Innovations since 2005, including Chief Financial Officer from 2005 to 2014 and Chief Operation Officer from 2014 to 2018. Prior to PGT Innovations, Mr. Jackson held various executive management roles with companies such as The Hershey Company, Coca-Cola, and KPMG. Since 2016 Mr. Jackson has also served as a member on the board of directors of PGT Innovations, and since January 2024, he has served on the board of directors of Astec Industries, a manufacturer of specialized equipment for asphalt road building, aggregate processing, and concrete production. He serves on the board of directors of the Sarasota Manatee Airport Authority, a role he has held since his appointment by Governor Ron DeSantis in 2020. Mr. Jackson has a Bachelor of Business Administration from the University of West Georgia and is a Certified Public Accountant in Georgia. We believe Mr. Jackson is qualified to serve on Smith Douglas Homes Corp.’s board of directors due to his extensive business expertise, knowledge of strategy, finance, and management, and experience in the industry.

Neil B. Wedewer has served as a member on our board of directors since its formation and as a member of Smith Douglas Holdings LLC’s board of managers since December 2022. Mr. Wedewer previously served as Atlanta Area President of Charter Bank (now South State Bank) from 2008 to 2016. Prior to that, he was the Chief Credit Officer at First Covenant Bank from September 2007 to July 2008 and the Executive Vice President of Suntrust Banks (now Truist) from 1983 to 2007. Mr. Wedewer has a Bachelor of Arts from The Citadel. We believe Mr. Wedewer is qualified to serve on Smith Douglas Homes Corp.’s board of directors due to his operational background and his knowledge of strategy, finance, and management.

Neill B. Faucett has served as a member on our board of directors since January 2024. Mr. Faucett has served as a consultant to Lubert Adler Partners, a private real estate equity firm headquartered in Philadelphia, since January 2020. Prior to this, Mr. Faucett opened the Atlanta office of Lubert Adler Partners in 2006 and served as a Managing Principal and member of the investment committee of Lubert Adler Partners from 2006 to 2019. Before joining Lubert Adler Partners, Mr. Faucett formed Faucett Consulting, Inc. in 1994. Faucett Consulting, Inc. advises real estate clients in equity and financing transactions as well as strategic planning and business structures. Mr. Faucett began his career at Arthur Andersen LLP before leaving the firm in 1970 to become a founding partner of an Atlanta accounting firm, Faucett, Taylor & Associates, where he concentrated on real estate. He was a practicing Certified Public Accountant for twenty-four years. Mr. Faucett has a Bachelor of Business Administration in Accounting from Auburn University. We believe Mr. Faucett is qualified to serve on Smith Douglas Homes Corp.’s board of directors due to his extensive experience in the real estate investment sector and his knowledge of accounting and finance.

George Ervin Perdue III has served as a member on our board of directors since January 2024. Dr. Perdue currently serves as the 14th chancellor of the University System of Georgia as of April 2022, overseeing all public colleges and universities. Prior to this, Dr. Perdue was the 31st Secretary of the U.S. Department of Agriculture from April 2017 to January 2021. He also served two terms as the governor of Georgia, from 2003 to 2011, and was a member of the Georgia State Senate from 1991 to 2001, where he chaired the Senate Higher Education Committee and eventually became Senate President Pro Tempore. Dr. Perdue earned his Doctor of Veterinary Medicine degree from the University of Georgia. He is also a veteran, serving three years in the U.S. Air Force. During this period of public service, he also founded several successful agricultural businesses. We believe Dr. Perdue is qualified to serve on Smith Douglas Homes Corp.’s board of directors due to his extensive business and leadership experience.

Janice E. Walker has served as a member on our board of directors since January 2024. Since June 2019, Ms. Walker has served as Chief Operating Officer of Hines Global Income Trust, Inc., a publicly held real estate investment trust investing globally in commercial real estate. She also held the role of a Senior Managing Director within the investment management business of Hines Interests LP, a privately held global real estate firm from May 2018 to April 2024. Prior to this, Ms. Walker has held various investment management roles at Hines Interests LP since February 2005. Ms. Walker started her career as an audit manager and Certified Public Accountant at Arthur Andersen LLP. Ms. Walker received both a Bachelor of Business Administration in Accounting and a Master of Science in Accounting from Texas Tech University. We believe Ms. Walker is qualified to serve on Smith Douglas Homes Corp.’s board of directors due to her business and leadership experience and her insight into operating, advising, and investing in the real estate sector.

Family relationships

Mr. Bradbury, our founder and Executive Chairman of our board of directors, is the father-in-law of Ms. Bradbury, one of our directors. Other than discussed above, there are no family relationships between or among any of our directors, executive officers, or persons nominated or chosen to become a director or executive officer.

Code of Business Conduct and Ethics

We have a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website at investors.smithdouglas.com. In addition, we intend to post on our website all disclosures that are required by law or the Exchange rules concerning any amendments to, or waivers from, any provision of the code.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee. Our audit committee consists of Mr. Faucett, Mr. Jackson and Ms. Walker, with Mr. Faucett serving as chair. Rule 10A-3 of the Exchange Act and the Exchange rules require that our audit committee have at least one independent member upon the listing of our Class A common stock, have a majority of independent members within 90 days of January 10, 2024, the effective date of our Registration Statement pursuant to which we registered the shares sold in our IPO, and be composed entirely of independent members within one year of January 10, 2024. Our board of directors has affirmatively determined that Mr. Faucett, Mr. Jackson and Ms. Walker each meet the definition of “independent director” for purposes of serving on the audit committee under the Exchange rules and the independence standards under Rule 10A-3 of the Exchange Act and the Exchange rules. Each member of our audit committee meets the financial literacy requirements of the Exchange rules. In addition, our board of directors has determined that Mr. Faucett qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors has adopted a written charter for the audit committee, which is available on our website at investors.smithdouglas.com.

Controlled Company Exemption

The Founder Fund has more than 50% of the combined voting power of our common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Exchange rules and intend to elect not to comply with certain corporate governance standards, including that we have a nominating and corporate governance committee that is composed entirely of independent directors. From time to time, we may rely on additional exemptions provided to controlled companies under the Exchange rules. For example, as a controlled company, from time to time we may not have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee, or perform annual performance evaluations of the nominating and corporate governance and compensation committees. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all these corporate governance requirements. In the event we cease to be a “controlled company” and our shares continue to be listed on the Exchange, we will be required to comply with these provisions within the applicable transition periods. See Part I, Item 1A. Risk Factors—Risks Related to The Ownership of our Class A Common Stock—We are a “controlled company” within the meaning of the rules of the Exchange and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Item 11.	Executive Compensation.

The following is a discussion and analysis of the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below, who we refer to as our named executive officers.

Our named executive officers for the fiscal year ended December 31, 2023 and their current positions (which are substantially similar to their 2023 positions) are as follows:

•	Gregory S. Bennett, President, Chief Executive Officer, & Vice Chairman;

•	Russell Devendorf, Executive Vice President & Chief Financial Officer; and

•	Brett A. Steele, Vice President, General Counsel, & Secretary.

Mr. Bradbury received less than $100,000 of compensation and benefits from us during 2023, and therefore is not included as a named executive officer.

Summary Compensation Table

The following table sets forth information concerning the total compensation of our named executive officers for the fiscal years ended December 31, 2023 and December 31, 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Gregory S. Bennett	2023	250,000	—	—	1,841,703	2,091,703
President, Chief Executive Officer, & Vice Chairman	2022	250,000	—	—	1,131,617	1,381,617
Russell Devendorf	2023	650,000	1,800	1,187,226	14,161	1,853,187
Executive Vice President & Chief Financial Officer	2022	650,000	—	740,602	13,100	1,403,702
Brett A. Steele	2023	270,000	1,800	260,417	12,738	544,955
Vice President, General Counsel, & Secretary	2022	251,125	—	194,583	13,100	458,808

(1)	Amount reflect one-time discretionary “holiday” ($1,200) and “tenure” ($600) cash bonuses paid to each of Messrs. Devendorf and Steele during 2023.

(2)
Amounts reflect annual cash incentive bonuses earned by, and long-term cash incentive bonuses paid to, Messrs. Devendorf and Steele with respect to the applicable year. We provide additional information regarding such bonuses in “—Narrative to Summary Compensation Table—2023 Cash Incentive Compensation” below.

(3)
Amounts reported for each of the named executive officers for 2023 include (i) safe harbor matching contributions made by us under our 401(k) plan ($10,000 for Mr. Bennett, $13,261 for Mr. Devendorf, and $11,838 for Mr. Steele); (ii) Company-paid reimbursement of cell phone expenses ($900 for each of Messrs. Bennett, Devendorf and Steele); (iii) the fair market value of a Company car gifted to Mr. Bennett ($21,031 for Mr. Bennett); (iv) the aggregate incremental cost to us of personal use of our aircraft ($59,772 for Mr. Bennett); and (v) non-pro rata distributions to Mr. Bennett in respect of his Class A units pursuant to our operating agreement ($1,750,000 for Mr. Bennett).

Narrative to Summary Compensation Table

2023 Salaries

Each of our named executive officers receives an annual base salary to compensate the executive for services rendered to us. The annual base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities.

For fiscal year 2023, Messrs. Bennett, Devendorf and Steele had annual base salaries of $250,000, $650,000 and $270,000, respectively.

The “Salary” column of the Summary Compensation Table above shows the actual base salaries paid to each named executive officer in 2023.

2023 Cash incentive compensation

Annual Incentives

Mr. Devendorf. In 2023, Mr. Devendorf was eligible to earn an annual cash incentive bonus that was calculated on a sliding scale based on our achievement of certain Company EBITDA targets, up to a maximum payment amount ($510,781) earned upon achieving or exceeding an applicable EBITDA maximum goal.

Mr. Steele. In 2023, Mr. Steele was eligible to earn an annual cash incentive bonus under the Smith Douglas Homes 2022 Annual Incentive Program (“AIP”). Mr. Steele’s AIP target bonus was $80,000 for fiscal year 2023. Under the AIP, Mr. Steele was eligible to earn up to 200% of his AIP target bonus based on achievement of certain Company net income targets (weighted 90%) and individual performance goals (weighted 10%). In the event of his death or disability, Mr. Steele would have received a portion of the earned AIP bonus, pro-rated based on the number of full calendar months during which he was employed during the applicable fiscal year.

With respect to 2023, Messrs. Devendorf and Steele earned annual cash incentive bonuses equal to $510,781 and $160,000, respectively. Such annual incentive amounts for Messrs. Devendorf and Steele are reflected above in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Pursuant to his existing employment agreement, Mr. Bennett is not eligible to participate in any annual incentive program so long as he directly or indirectly holds any ownership interest in the Company.

Long-Term Incentives

Mr. Devendorf. In 2023, Mr. Devendorf was eligible to earn a long-term cash incentive bonus that was calculated on the same sliding scale as Mr. Devendorf’s 2023 annual cash incentive bonus opportunity.

The long-term incentive bonus earned by Mr. Devendorf with respect to 2023 will be determined by us following the end of the performance period, which commenced on January 1, 2023 and ended on December 31, 2023, and will vest and be paid in three substantially equal annual installments on December 31 of 2024, 2025 and 2026, subject to Mr. Devendorf’s continued employment through the applicable payment date. Additionally, Mr. Devendorf’s long-term incentive bonus is subject to full vesting acceleration in the event of a change in control or sale of the Company, or Mr. Devendorf’s termination of employment by us without cause or his resignation for good reason.

Mr. Steele. In 2023, Mr. Steele was eligible to earn a long-term incentive bonus under the Smith Douglas Homes 2023 Long-Term Incentive Program (the “LTIP”) targeted at $55,000. Mr. Steele was eligible to earn up to 200% of his LTIP target bonus based on achievement of certain Company net income targets (weighted 90%) and individual performance goals (weighted 10%). Amounts earned under the LTIP will be determined by us at the end of the performance period, which commenced on January 1, 2023 and ended on December 31, 2023, and will vest and be paid in three substantially equal installments on December 31 of 2024, 2025 and 2026, subject to Mr. Steele’s continued employment through the applicable payment date.

The long-term incentive amounts earned with respect to 2023 will be reported in future Summary Compensation Tables covering the year in which the amounts vest. The earned long-term incentive amounts that vested and were paid to Messrs. Devendorf and Steele during 2023 ($676,445 for Mr. Devendorf and $100,417 for Mr. Steele), which are in respect of their long-term incentive bonuses for 2020, 2021, and 2022, are reflected above in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Mr. Bennett was not eligible to receive a long-term incentive with respect to 2023.

Equity compensation

Historically, we have not maintained an equity incentive plan for our service providers, and we did not grant any equity or equity-based awards to our named executive officers during 2023.

However, pursuant to our operating agreement and his employment agreement (as further discussed below), Mr. Bennett holds 11,111 fully vested Class A units. Further, pursuant to our operating agreement, (i) Mr. Bennett is entitled to an annual non-pro rata distribution in the amount of $750,000 if funds remain available for distribution, and (ii) Mr. Bennett is eligible to receive such additional non-pro rata amounts (not to exceed the net income allocated to him for such year) as may be determined by our board of directors. In 2023, Mr. Bennett received an annual non-pro rata distribution in the amount of $750,000 and an additional non-pro rata distribution in the amount of $1,000,000, which amounts are reflected in the “All Other Compensation” column of the Summary Compensation Table.

We have adopted, and our stockholders approved, the 2024 Plan in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and our consultants and certain of our affiliates and to enable us to obtain and retain services of these individuals, which is essential to our long-term success.

IPO equity awards

Our board of directors approved the grant of restricted stock unit awards pursuant to the 2024 Plan to certain of our directors and employees, including Messrs. Devendorf and Steele, which grants became effective in connection with the IPO.

The dollar-denominated value of the awards granted to Messrs. Devendorf and Steele were $6,000,000 and $150,000, respectively, and the number of shares of our Class A common stock subject to each award was determined based on the IPO price per share of our common stock.

Mr. Steele’s award will vest in full upon the one-year anniversary of the closing date of our IPO, January 16, 2024, subject to his continued employment through such vesting date. Mr. Devendorf’s award will vest in six substantially equal installments on each of the first six anniversaries of the closing date of the IPO, subject to his continued employment through the applicable vesting date. Additionally, subject to the executive’s timely execution and non-revocation of a release of claims in our favor, the awards will accelerate and vest in full upon a termination of the executive’s employment by us without “cause” (as defined in the 2024 Plan) or by the executive for “good reason” (as defined in the applicable executive’s employment agreement), in either case, that occurs following (or, for Mr. Devendorf, within two years following) a “change in control” (as defined in the 2024 Plan).

The awards that our non-employee directors received in connection with the IPO are further described under the section titled “Director Compensation—Director IPO equity awards” below.

Mr. Bennett was not granted an equity award in connection with the IPO.

Other Elements of Compensation

Retirement plans

We currently maintain a 401(k)-retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we make safe harbor matching contributions in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan and making fully vested matching contributions adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Health and welfare benefits and perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits (including telemedicine and a high-deductible health plan with a health savings account); health and dependent care flexible spending accounts; short-term and long-term disability insurance; critical illness and accident insurance; and life and AD&D insurance.

We believe that the perquisites described in the Summary Compensation Table above are necessary and appropriate to fairly compensate and incentivize our named executive officers.

No tax gross-ups

We did not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation paid or provided by us during 2023.

Clawback policy

In connection with the IPO, we adopted a Policy for Recovery of Erroneously Awarded Compensation in compliance with the SEC rules and New York Stock Exchange listing standards to recover any excess incentive-based compensation from current and former executive officers after an accounting restatement.

Outstanding Equity Awards at 2023 Fiscal Year End

As of December 31, 2023, none of our named executive officers held any outstanding equity awards.

Executive Compensation Arrangements

Prior compensation arrangements

The following is a summary of the compensatory agreements we previously entered into with our named executive officers, which did not remain in effect following the closing of the IPO.

Bennett employment agreement

We were party to an employment agreement with Mr. Bennett, our Chief Executive Officer, which was originally entered into on October 1, 2017 and amended on March 14, 2018, July 1, 2019, and October 1, 2020. Pursuant to the employment agreement (as amended), Mr. Bennett was entitled to receive a base salary and paid vacation and was eligible to participate in our standard benefit plans. The employment agreement also included an indefinite non-disclosure of confidential information provision, a non-competition provision that applied during employment and for two years thereafter, and an employee and customer non-solicitation provision that applied during employment and for four years thereafter.

The employment agreement (as amended) provided for several grants to Mr. Bennett of Class A Units in Smith Douglas Holdings LLC (totaling 11,111 Class A Units in the aggregate), including in each case a tax gross-up for estimated federal and state income taxes incurred as a result of such grant and the additional income attributed to Mr. Bennett from such tax gross-up. Any tax gross-ups that became payable to Mr. Bennett were paid prior to 2022.

If Mr. Bennett was terminated without cause or resigns for good reason (each, as defined in the employment agreement), subject to his execution and non-revocation of a release of claims and continued compliance with restrictive covenants, Mr. Bennett was eligible to receive a cash payment equal to $33,333.33 per pay period (prorated for any partial pay period) for six months following his termination of employment, up to a maximum payment amount of $1,000,000.

Devendorf offer letter

We entered into an offer letter with Mr. Devendorf on July 16, 2018, pursuant to which Mr. Devendorf commenced employment as our Executive Vice President of Strategy & Investments on July 16, 2018. Pursuant to the offer letter, Mr. Devendorf was eligible to receive a base salary, an annual incentive plan bonus, a long-term incentive bonus, and a monthly cell phone allowance. In addition, Mr. Devendorf was eligible to participate in our standard employee benefit programs. Additionally, Mr. Devendorf was eligible for paid vacation, the ability to invest personal funds in project level or joint venture or other unconsolidated entity deals, and travel and housing expense reimbursement for working in our offices. The offer letter provided for at-will employment.

Pursuant to the compensation arrangement attached to the offer letter, Mr. Devendorf was eligible to receive annual and long-term cash incentive bonuses, as described above under “—2023 Cash incentive compensation”. Additionally, upon the sale of the business or a change in control, Mr. Devendorf was entitled to receive full accelerated vesting of his outstanding long-term incentive bonuses. Additionally, in the event of Mr. Devendorf’s termination by us without cause, Mr. Devendorf was entitled to receive (i) full accelerated vesting of his outstanding long-term incentive bonuses and (ii) cash severance in an amount equal to the sum of his then-current annual base salary plus his annual incentive bonus for the calendar year in which the termination occurred (calculated based on actual achievement or, if such achievement was not determinable, by reference to the previous year’s achievement).

Steele offer letter

We entered into an offer letter with Mr. Steele on June 22, 2018, pursuant to which Mr. Steele commenced employment as our General Counsel on July 16, 2018. Pursuant to the offer letter, Mr. Steele was eligible to receive a base salary, an annual incentive plan bonus, and a monthly cell phone allowance. In addition, Mr. Steele was eligible to participate in our standard employee benefit programs. The offer letter provided for at-will employment.

Current compensation arrangements

We entered into an employment agreement with each of our named executive officers in connection with the IPO, which became effective as of the completion of the IPO on January 16, 2024.

The agreements have a three-year initial term, with automatic one-year term renewals (unless either party gives timely written notice of non-renewal), and provide for at-will employment.

Pursuant to the agreements, each of our named executive officers are entitled to receive an annual base salary as set forth in the table below. In addition, each are eligible to receive an annual cash bonus with a target amount as set forth in the table below, which annual cash bonuses may be earned based on the achievement of certain Company and/or individual performance goals, subject to the executive’s continued employment through the bonus payment date. Additionally, each of our named executive officers are eligible to receive an annual long-term incentive award with a target grant date value as set forth in the table below.

The following table sets forth each named executive officer’s title, annual base salary, target annual bonus amount, and target long-term incentive award amount:

Named Executive Officer	Title	Annual Base Salary ($)	Target Annual Bonus ($)	Target Long-Term Incentive Award ($)
Gregory S. Bennett	President, Chief Executive Officer, & Vice Chairman	$1,000,000	$3,000,000	$2,000,000
Russell Devendorf	Executive Vice President & Chief Financial Officer	$650,000	$500,000	$500,000
Brett A. Steele	Vice President, General Counsel, & Secretary	$350,000	$150,000	$150,000

Each named executive officer is eligible to participate in the health, welfare, retirement, vacation and other employee benefit plans, practices, policies and programs generally available to other senior executives. Additionally, for Messrs. Devendorf and Steele, any then-unvested long-term cash incentive bonuses granted prior to the completion of the IPO accelerate and vest in full upon a “change in control” (as defined in the applicable executive’s employment agreement) of the Company, subject to the applicable executive’s continued employment through the date of such change in control.

Pursuant to the agreements, if the employment of the named executive officer is terminated by us without “cause” or by the executive for “good reason” (each, as defined in the applicable executive’s employment agreement), the named executive officer will receive the following severance payments and benefits: (i) an amount equal to 12 months of the executive’s then-current base salary, paid in substantially equal installments over the 12-month period following the termination date; (ii) up to 12 months of Company-paid continued healthcare coverage; (iii) a pro-rated target annual bonus for the year in which the termination occurs (or, if such termination occurs within 24 months following a change in control, an amount equal to 100% of the executive’s target annual bonus for the year in which the termination occurs), paid in a lump sum within 60 days following the termination date; and (iv) for Messrs. Devendorf and Steele, full accelerated vesting of any then-unvested long-term cash incentive bonuses granted prior to the completion of the IPO.

If the named executive officer’s employment terminates due to his death or disability, the executive (or his estate) will be eligible to receive a pro-rated annual bonus for the year in which the termination occurs, based on actual achievement of the applicable performance goals.

The severance payments and benefits described above are subject to the executive’s timely execution and nonrevocation of a release of claims in our favor and continued compliance with customary confidentiality, non-competition and non-solicitation requirements (as described below), and are in addition to any accrued amounts.

Each of our named executive officers are subject to customary confidential information and proprietary information restrictions that apply indefinitely, as well as a non-competition covenant, an employee non-solicitation covenant and a client non-solicitation covenant, each of which applies during the executive’s employment with us and, for Messrs. Bennett and Devendorf, for two years following the executive’s termination of employment.

Director Compensation

During the fiscal year ended December 31, 2023, our non-employee directors were Ms. Bradbury, Mr. Jackson, Mr. McPherson, Mr. Wedewer, and Mr. Whitman. Messrs. McPherson and Whitman terminated service on our board on September 6, 2023 and July 10, 2023, respectively. Mr. Bennett, our President and Chief Executive Officer is also a member of our board of directors but did not receive any compensation for service as a director during 2023. Mr. Bradbury, our Executive Chairman and member of our Board of Directors, also did not receive any compensation for service as a director during 2023.

In 2023, each non-employee director was entitled to receive an annual cash retainer fee equal to $75,000, and Mr. Jackson was entitled to receive an additional cash retainer fee equal to $20,000 for his service on the audit committee of our board of directors, in each case, prorated for any partial year of service. Mr. Whitman did not receive any compensation for service as a director during 2023.

Director compensation table

The following table sets forth information regarding the compensation awarded to, earned by, or paid to the non-employee directors who served on our board of directors during fiscal year 2023:

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)		Total ($)
Julie Bradbury	75,000		—		75,000
Jeffrey T. Jackson	95,000		—		95,000
David McPherson	37,500	(1)	550,900	(2)	588,400
Neil B. Wedewer	75,000		—		75,000
(1)   Mr. McPherson terminated service as a non-employee director on September 6, 2023, and his cash retainer fees reflect his partial year of service.

(2)   Amount represents consulting fees earned and cell phone expense reimbursements paid to Mr. McPherson during 2023. Mr. McPherson is party to a consulting agreement with us pursuant to which he shall provide consulting services to us during the period beginning August 1, 2016 and ending July 31, 2025 in exchange for (i) an annual fee equal to $550,000 plus (ii) eligibility to earn an annual bonus. Mr. McPherson did not earn an annual bonus with respect to 2023. We also reimbursed Mr. McPherson for cell phone expenses in the amount of $900 during 2023.

Director IPO equity awards

Our board of directors approved the grant of restricted stock unit awards pursuant to the 2024 Plan to each of our non-employee directors, which awards became effective upon the closing of our IPO on January 16, 2024. Each award granted to Jeffrey Jackson and Julie Bradbury had a dollar-denominated value of $150,000, and each award granted to each of our other non-employee directors had a dollar-denominated value of $75,000 (in each case, with the number of shares determined based on the IPO price per share of our Class A common stock in the IPO). Each award will vest in full on the one-year anniversary of the closing of our IPO, subject to the applicable director’s continued service through such vesting date. In addition, each award will vest in full upon a change in control of the Company (as defined in the 2024 Plan) if the eligible director will not become a member of the board of directors of the Company or the ultimate parent of the Company as of immediately following such change in control.

Mr. Bradbury was not granted an equity award in connection with the IPO.

Non-employee director compensation program

We have adopted, and our stockholders approved, a compensation program for our non-employee directors, or the Director Compensation Program, which became effective in connection with the completion of our IPO on January 16, 2024. The Director Compensation Program provides for annual cash retainer fees and long-term equity awards for each of our non-employee directors. The material terms of the Directors Compensation Program are summarized below.

The Director Compensation Program consists of the following components:

Cash compensation

•	Annual Retainer: $70,000

•	Lead Independent Director Retainer: $25,000

•	Annual Committee Chair Retainer: $15,000

•	Annual Non-Chair Committee Member Retainer: $5,000

Annual cash retainers will be paid in quarterly installments in arrears and will be pro-rated for any partial calendar quarter of service.

Equity compensation

An eligible director who is serving on our board of directors as of the date of the annual meeting of the Company’s stockholders each calendar year (beginning with calendar year 2025) will be granted, on such annual meeting date, a restricted stock unit award with a value of approximately $100,000. Each annual grant will vest in full on the earlier to occur of (i) the one-year anniversary of the applicable grant date and (ii) the date of the next annual meeting of the Company’s stockholders following the grant date, subject to continued service through the applicable vesting date.

Because we will not have an annual meeting in 2024, an eligible director who is serving on our board of directors as of June 4, 2024 will be granted, on such date, a restricted stock unit award with a value of approximately $100,000. Such grant will vest in full on the earlier to occur of (i) June 4, 2025 and (ii) the date of the annual meeting of the Company’s stockholders for calendar year 2025, subject to continued service through the applicable vesting date.

In addition, each equity grant will vest in full upon a change in control of the Company (as defined in the 2024 Plan) if the eligible director will not become a member of the board of directors of the Company or the ultimate parent of the Company as of immediately following such change in control.

Compensation under our Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2024 Plan.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, we had no equity compensation plans or individual compensation arrangements under which our equity securities were authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our Class A common stock and Class B common stock for:

•	each person known by us to beneficially own more than 5% of our Class A common stock or Class B common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

The amounts and percentages of Class A common stock and Class B common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities, and are based on 8,846,154 shares of our Class A common stock and 42,435,897 shares of our Class B common stock outstanding as of March 15, 2024. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. For purposes of the table below, a person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 15, 2024, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Any person who acquires any such right with the purpose or effect of changing or influencing the control of the issuer, or in connection with or as a participant in any transaction having such purpose or effect, immediately upon such acquisition shall be deemed to be the beneficial owner of the securities which may be acquired through the exercise of such right. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is 110 Village Trail, Suite 215, Woodstock, Georgia 30188.

Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Class A Common Stock Beneficially Owned(1)		Class B Common Stock Beneficially Owned		Combined Voting Power(2)
Name of beneficial owner	Number	Percentage	Number	Percentage	Percentage
5% Stockholders
Founder Fund(3)	—	—	38,192,307	90.0%	88.2%
GSB Holdings(4)	—	—	4,243,590	10.0%	9.8%
Kayne Anderson Rudnick Investment Management LLC(5)	1,406,243	15.9%	—	—	*
Gilder Gagnon Howe & Co LLC(6)	901,794	10.2%	—	—	*
Named Executive Officers and Directors
Thomas L. Bradbury(3)	—	—	38,192,307	90.0%	88.2%
Gregory S. Bennett(4)	—	—	4,243,590	10.0%	9.8%
Russell Devendorf	—	—	—	—	—
Brett A. Steele	5,000	*	—	—	*
Julie Bradbury	—	—	—	—	—
Neill B. Faucett	—	—	—	—	—
Jeffrey T. Jackson	—	—	—	—	—
George E. “Sonny” Perdue III	—	—	—	—	—
Janice E. Walker	—	—	—	—	—
Neil B. Wedewer	—	—	—	—	—
All directors and executive officers as a group (10 persons)(7)	5,000	*	42,435,897	100.0%	98.0%
*	Represents beneficial ownership or combined voting power of less than 1%.

(1)          Each Continuing Equity Owner will be entitled to redeem their LLC Interests from time to time at each holder’s option, for shares of Class A common stock on a one-for-one basis. LLC Interests may also be redeemed in the event that the majority of the holders of LLC Interests, in connection with an initial public offering, deliver redemption notices, provided that such redemption is pro rata from all members, each at our election (determined solely by our independent directors (within the meaning of the Exchange rules) who are disinterested), for shares of Class A common stock, on a one-for-one basis or, to the extent there is cash available from a secondary offering, a cash payment equal to a volume weighted average market price of one share of Class A common stock, for each LLC Interest so redeemed, in each case, in accordance with the terms of the Smith Douglas LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the Exchange rules) who are disinterested), we may effect a direct exchange by Smith Douglas Homes Corp. of such Class A common stock, or such cash, as applicable, for such LLC Interests. The Continuing Equity Owners may, subject to certain exceptions, exercise such redemption right for as long as their LLC Interests remain outstanding. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence. In this table, beneficial ownership of LLC Interests has been reflected as beneficial ownership of shares of our Class B common stock for which such LLC Interests may be exchanged. When an LLC Interest is exchanged by a Continuing Equity Holder, a corresponding share of Class B common stock will automatically be transferred to Smith Douglas Homes Corp. for no consideration and canceled.

(2)           Represents the percentage of voting power of our Class A common stock and Class B common stock, voting as a single class. Each share of Class A common stock entitles the registered holder thereof to one vote per share, and each share of Class B common stock entitles the registered holder thereof to ten votes per share prior to the Sunset Date, in each case, on all matters presented to stockholders for a vote generally, including the election of directors. From and after the occurrence of the Sunset Date each share of our Class B common stock will entitle its holder to one vote per share on all matters presented to our stockholders generally. The Class A common stock and Class B common stock will vote as a single class on all matters except as required by law or our amended and restated certificate of incorporation. Our Class B common stock does not have any of the economic rights (including rights to dividends and distributions upon dissolution or liquidation) associated with our Class A common stock.

(3)           Consists of 38,192,307 LLC Interests (and associated shares of Class B common stock) held by Bradbury Family Trust II A (“Founder Fund”). As a co-trustee of Founder Fund, Mr. Bradbury may be deemed to have shared voting and investment power with respect to such securities. The address for Founder Fund is 110 Village Trail, Suite 215, Woodstock, Georgia 30188.

(4)           Consists of 4,243,590 LLC Interests (and associated shares of Class B common stock) held by GSB Holdings LLC (“GSB Holdings”). Mr. Bennett is the sole member and manager of GSB Holdings and may be deemed to have sole voting and investment power with regard to the securities held GSB Holdings. The address for GSB Holdings is 110 Village Trail, Suite 215 Woodstock, Georgia 30188.

(5)           Based solely on a Schedule 13G filed on February 12, 2024. Consists of (i) 371,809 shares of Class A common stock for which Kayne Anderson Rudnick Investment Management, LLC (“Kayne Anderson Rudnick”) has sole voting power, 1,008,364 shares of Class A common stock for which Kayne Anderson Rudnick has shared voting power, 397,879 shares of Class A common stock for which Kayne Anderson Rudnick has sole dispositive power, and 1,008,364 shares of Class A common stock for which Kayne Anderson Rudnick has shared dispositive power; (ii) 1,008,364 shares of Class A common stock for which Virtus Investment Advisers, Inc. (“Virtus”) has shared voting power and 1,008,364 shares of Class A common stock for which Virtus has shared dispositive power; and (iii) 982,435 shares of Class A common stock for which Virtus Equity Trust on behalf of Virtus KAR Small Cap Growth Fund (“Virtus Equity”) has shared voting power and 982,435 shares of Class A common stock for which Virtus Equity has shared dispositive power. The address for Kayne Anderson Rudnick is 2000 Avenue of the Stars, Suite 1110, Los Angeles, CA 90067; the address for Virtus is One Financial Plaza, Hartford, CT 06103; and the address for Virtus Equity is 101 Munson Street, Greenfield, MA 01301.

(6)          Based solely on a Schedule 13G filed on February 6, 2024. Consists of 901,794 shares of Class A common stock for which Gilder, Gagnon, Howe, & Co. LLC has shared dispositive power. The address for Gilder, Gagnon, Howe, & Co. LLC is 475 10th Avenue, New York, NY 10018.

(7)          Consists of 5,000 shares of Class A common stock and 42,435,897 LLC Interests (and associated shares of Class B common stock).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in Part III, Item 11. Executive Compensation, the following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of any class of our outstanding common stock.

The following are summaries of certain provisions of our agreements with related persons and are qualified in their entirety by reference to all the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all the information that you may find useful. We therefore urge you to review the agreements in their entirety. Copies of the agreements have been filed as exhibits to this Annual Report on Form 10-K and are available electronically on the website of the SEC at www.sec.gov.

The Transactions

In connection with the Transactions, we engaged in certain transactions with certain of our directors, executive officers and other 5% or more holders of our voting securities. These transactions are described in Basis of Presentation—The Transactions.

We used the net proceeds from the IPO (1) to purchase newly issued LLC Interests for approximately $125.2 million directly from Smith Douglas Holdings LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less the underwriting discount; and (2) to purchase LLC Interests from the Continuing Equity Owners on a pro rata basis for $47.6 million at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount. For additional information regarding the beneficial ownership of our Class A common stock and Class B common stock by such Continuing Equity Owners, see in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Security Ownership of Certain Beneficial Owners and Management.

Smith Douglas Holdings LLC used the net proceeds from the sale of LLC Interests to Smith Douglas Homes Corp. (i) to repay approximately $84.0 million of borrowings outstanding under our Prior Credit Facility as part of the Refinancing, (ii) to redeem all outstanding Class C Units and Class D Units of Smith Douglas Holdings LLC at par in aggregate for $2.6 million, which were held by the Founder Fund, (ii) to repay in full the outstanding amount of $0.9 million for one of the notes payable to an entity affiliated with the Founder Fund, issued in relation to the purchase of an airplane, as described under Part III, Item 13. Certain Relationships and Related Transactions and Director Independence—Relationship with the Founder Fund,” and (iv) for general corporate purposes as described under Part II, Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds From Registered Securities.

The following table summarizes (i) the number of LLC Interests purchased by us from each of the Continuing Equity Holders and (ii) the total consideration paid by us for each Continuing Equity Holder’s respective LLC Interests. The table below is based on the initial public offering price of $21.00 per share, less the underwriting discount payable by us.

Participants(1)	LLC Interests purchased by us	Total purchase price
Founder Fund(2)	2,192,308	$42,815,775
GSB Holdings(3)	243,589	$4,757,293
(1)
Additional details regarding these stockholders and their equity holdings are provided in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Security Ownership of Certain Beneficial Owners and Management.

(2)	Thomas Bradbury, our Executive Chairman of the board of directors, is co-trustee of Founder Fund.

(3)	Gregory Bennett, our Chief Executive Officer, and Vice Chairman of our board of directors, is sole member and manager of GSB Holdings.

Relationship with the Founder Fund

We are a “controlled company” within the meaning of the corporate governance rules of the Exchange, and the Founder Fund holds approximately 88.2% of the voting power in us. See Basis of Presentation—The Transactions and Part III, Item 10. Directors, Executive Officers and Corporate Governance—Controlled Company Exemption. Thomas Bradbury, our Executive Chairman of the board of directors, is co-trustee of Founder Fund and Julie Bradbury, a member of our board of directors, is a beneficiary of Founder Fund.

We lease office space for our headquarters in Woodstock, Georgia, described in Part I, Item 2. Properties, from JBB Cherokee Holdings LLC, an entity affiliated with the Founder Fund. For the year ended December 31, 2023, we paid approximately $0.4 million under our lease agreement.

We had related person receivables with an entity affiliated with the Founder Fund totaling approximately $0.1 million as of December 31, 2023, related to various general and administrative expenses, including aviation expenses and insurance that was paid on behalf of the related person, who reimbursed us at cost. Historically, our chairman has supported our growth by hosting numerous events at personal properties that are intended to foster business development and vendor relations. For the year ended December 31, 2023, $0.4 million was paid to entities affiliated with the Founder Fund for use of facilities and related services.

We have two uncollateralized notes payable to an entity affiliated with the Founder Fund for the purchase of airplanes totaling $0.9 million as of December 31, 2023, which we have included in accrued expenses and other liabilities in our consolidated balance sheets. The notes bear interest at a rate of 2.12% and 2.56%, respectively. In connection with the IPO, we repaid both notes payable totaling an aggregate of $0.9 million. See Part II, Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds From Registered Securities.

We also charter aircraft services from an entity affiliated with the Founder Fund. Payments made to these entities under a dry lease agreement and for costs associated with these aircraft services have been charged to us and settled in cash pursuant to this agreement. For the fiscal year ended December 31, 2023, payments totaled approximately $0.3 million.

Tax Receivable Agreement

As described in Basis of Presentation—The Transactions and in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—The Transactions, we used net proceeds from the IPO to purchase newly issued LLC Interests directly from Smith Douglas Holdings LLC and from each Continuing Equity Owner. The Continuing Equity Owners, who are Founder Fund and GSB Holdings, may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests, as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Exchange rules) who are disinterested), cash or newly-issued shares of our Class A common stock as described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Smith Douglas LLC Agreement—Agreement in effect upon consummation of the Transactions. Thomas Bradbury, our Executive Chairman of the board of directors, is co-trustee of Founder Fund and Gregory Bennett, our Chief Executive Officer, and Vice Chairman of our board of directors, is sole member and manager of GSB Holdings. As a result of our organizational structure, Smith Douglas Homes Corp. expects to obtain (i) an allocable share (and increases thereto) of existing tax basis in Smith Douglas Holdings LLC’s assets and tax basis adjustments with respect to such assets resulting from (a) Smith Douglas Homes Corp.’s purchase of LLC Interests from Smith Douglas Holdings LLC and each Continuing Equity Owner in connection with the Transactions, as described under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—IPO and Use of Proceeds, (b) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners as described under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Smith Douglas LLC Agreement—Agreement in effect upon consummation of the Transactions—Common unit redemption right, (c) certain distributions (or deemed distributions) by Smith Douglas Holdings LLC, and (d) payments made under the Tax Receivable Agreement; and (ii) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement. We treat any redemption or exchange of LLC Interests for our Class A stock or our cash as our direct purchase of LLC Interests from the Continuing Equity Owners for U.S. federal income and other applicable tax purposes, regardless of whether such LLC Interests are surrendered by the Continuing Equity Owners to Smith Douglas Holdings LLC for redemption or sold to us upon the exercise of our election to acquire such LLC Interests directly. Moreover, the application of the principles of Section 704(c) of the Code and the U.S. Treasury regulations issued thereunder require that items of income, gain, loss and deduction attributable to property owned by Smith Douglas Holdings LLC on the date that we purchased LLC Interests directly from Smith Douglas Holdings LLC with a portion of the IPO proceeds must be allocated among the members of Smith Douglas Holdings LLC to take into account the difference between the fair market value and the adjusted tax basis of such assets on such date. Therefore, Smith Douglas Holdings LLC is required to make certain special allocations to the Continuing Equity Owners of its items of income and gain attributable to inventory property that exceed their economic pro rata share of such items of income and gain and, as a result, we are allocated less than our economic pro rata share of such items of income or gain. Such Basis Adjustments and Section 704(c) Allocations may have the effect of reducing the amounts we would otherwise pay in the future to various tax authorities and may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

In connection with the Transactions, we entered into the Tax Receivable Agreement with Smith Douglas Holdings LLC and the Continuing Equity Owners, which provides for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that Smith Douglas Homes Corp. actually realizes, or in some circumstances is deemed to realize, as a result of Basis Adjustments, Section 704(c) Allocations and certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement. Smith Douglas Holdings LLC will have in effect an election under Section 754 of the Code, effective for the taxable year that includes the Transactions and each taxable year thereafter. These Tax Receivable Agreement payments are not conditioned upon one or more of the Continuing Equity Owners maintaining a continued ownership interest in Smith Douglas Holdings LLC. If a Continuing Equity Owner transfers LLC Interests but does not assign to the transferee of such units its rights under the Tax Receivable Agreement, such Continuing Equity Owner generally will continue to be entitled to receive payments under the Tax Receivable Agreement arising in respect of a subsequent exchange of such LLC Interests. In general, the Continuing Equity Owners’ rights under the Tax Receivable Agreement may not be assigned, sold, pledged, or otherwise alienated to any person without such person becoming a party to the Tax Receivable Agreement and agreeing to succeed to the applicable Continuing Equity Owner’s interest therein.

The actual Basis Adjustments and Section 704(c) Allocations, as well as any amounts paid to the Continuing Equity Owners under the Tax Receivable Agreement, will vary depending on a number of factors, including:

•
the timing of any future redemptions or exchanges—for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of Smith Douglas Holdings LLC at the time of each redemption, exchange, or distribution (or deemed distribution) as well as the amount of remaining existing tax basis at the time of such redemption, exchange, or distribution (or deemed distribution);

•
the price of shares of our Class A common stock at the time of the purchases from the Continuing Equity Owners in connection with any applicable redemptions or exchanges—Basis Adjustments, as well as any related increase in any tax deductions, are directly related to the price of shares of our Class A common stock at the time of such purchases or future redemptions or exchanges;

•	the extent to which redemptions or exchanges are taxable—if a redemption or exchange is not taxable for any reason, increased tax deductions will not be available;

•
the extent to which such Basis Adjustments are immediately deductible—we may be permitted to immediately expense a portion of the Basis Adjustments (e.g., Basis Adjustments related to certain property and equipment that may be subject to accelerated depreciation methods) attributable to a redemption or exchange, which could significantly accelerate the timing of our realization of the associated tax benefits. Under the Smith Douglas LLC Agreement, the determination of whether to immediately expense such Basis Adjustments will be made in our sole discretion; and

•
the amount and timing of our income—the Tax Receivable Agreement generally requires us to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the Tax Receivable Agreement. If we do not have sufficient taxable income to realize any of the applicable tax benefits, we generally are not required (absent a material breach of a material obligation under the Tax Receivable Agreement, change of control, or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no tax benefits will have been actually realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year may generate tax attributes that may be utilized to generate tax benefits in previous or future taxable years. The utilization of any such tax attributes results in payments under the Tax Receivable Agreement.

For purposes of the Tax Receivable Agreement, cash savings in income tax are computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no Basis Adjustments, Section 704(c) Allocations or additional tax benefits to us as a result of any payments made under the Tax Receivable Agreement; provided that, for purposes of determining cash savings with respect to state and local income taxes we will use an assumed tax rate. The Tax Receivable Agreement will generally apply to each of our taxable years, beginning with the first taxable year ending after the consummation of the Transactions. There is no maximum term for the Tax Receivable Agreement; however, the Tax Receivable Agreement may be terminated by us pursuant to an early termination procedure that requires us to pay the Continuing Equity Owners an agreed-upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated with certain assumptions, including regarding tax rates and utilization of Basis Adjustments, Section 704(c) Allocations and additional tax benefits arising from payments made under the Tax Receivable Agreement).

The payment obligations under the Tax Receivable Agreement are obligations of Smith Douglas Homes Corp. and not of Smith Douglas Holdings LLC. Although the actual timing and amount of any payments that we may make under the Tax Receivable Agreement will vary, we expect the payments we may be required to make to the Continuing Equity Owners could be substantial. The actual amounts we will be required to pay under the Tax Receivable Agreement will depend on, among other things, the timing of subsequent redemptions or exchanges of LLC Interests by the Continuing Equity Owners, the price of our shares of Class A common stock at the time of each such redemption or exchange, and the amounts and timing of our future taxable income, and may be significantly different from the amounts described in the preceding sentence. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Smith Douglas Holdings LLC and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and, therefore, may accelerate payments due under the Tax Receivable Agreement. We anticipate funding ordinary course payments under the Tax Receivable Agreement from cash flow from operations of Smith Douglas Holdings LLC, available cash, or available borrowings under any future debt agreements. Decisions made by us in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations, or other changes in control, may influence the timing and amount of payments we pay to a redeeming Continuing Equity Owner under the Tax Receivable Agreement. For example, the disposition of assets following an exchange or acquisition transaction may accelerate payments under the Tax Receivable Agreement and increase the present value of such payments.

The Tax Receivable Agreement provides that if certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, if we materially breach any of our material obligations under the Tax Receivable Agreement, or if, at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, under the Tax Receivable Agreement would accelerate and become due and payable, based on certain assumptions (including that we earn sufficient taxable income to realize all potential tax benefits that are subject to the Tax Receivable Agreement). In those circumstances, Continuing Equity Owners would be deemed to exchange any remaining outstanding LLC Interests for Class A common stock and generally would be entitled to an immediate cash payment under the Tax Receivable Agreement as a result of such deemed exchanges.

We may elect to completely terminate the Tax Receivable Agreement early only with the written approval of each of a majority of our “independent directors” (within the meaning of Rule 10A-3 promulgated under the Exchange Act and the Exchange rules).

As a result of the foregoing, we could be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We also could be required to make cash payments to the Continuing Equity Owners that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. We intend to fund any obligation under the Tax Receivable Agreement with cash from operations, including cash from distributions from Smith Douglas Holdings LLC. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement. See Part I, Item 1A. Risk Factors—Risks Related to our Organizational Structure—In certain cases, payments under the Tax Receivable Agreement to the Continuing Equity Owners may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement are generally based on the tax reporting positions that we determine. We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner will be netted against future cash payments, if any, we might otherwise be required to make under the terms of the Tax Receivable Agreement to such Continuing Equity Owner. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments, if any, we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, it is possible we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings.

We have full responsibility for, and sole discretion over, all our tax matters, including the filing and amendment of all tax returns and claims for refund and defense of all tax contests, subject to certain participation and approval rights held by the Continuing Equity Owners. If the outcome of any challenge to all or part of the Basis Adjustments, Section 704(c) Allocations or other tax benefits we claim would reasonably be expected to adversely affect the rights and obligations of the Continuing Equity Owners in any material respect under the Tax Receivable Agreement, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of the Continuing Equity Owners, as applicable. The interests of the Continuing Equity Owners in any such challenge may differ from or conflict with our interests and your interests, and the Continuing Equity Owners may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests.

The Tax Receivable Agreement requires us to provide the Continuing Equity Owners with a schedule showing the calculation of payments due under the Tax Receivable Agreement. We are required to provide such schedule within 90 days after filing our U.S. federal income tax return for each taxable year with respect to which a payment obligation arises. This calculation will be based upon the advice of our tax advisors. Payments under the Tax Receivable Agreement will generally be made to the Continuing Equity Owners within five business days after this schedule becomes final pursuant to the procedures set forth in the Tax Receivable Agreement, although interest on such payments will begin to accrue at a rate equal to Secured Overnight Financing Rate (“SOFR”) plus 100 basis points from the due date (without extensions) of such tax return. Any late payments that may be made under the Tax Receivable Agreement will continue to accrue interest at a rate equal to SOFR plus 500 basis points, until such payments are made, generally including any late payments we may subsequently make because we did not have enough available cash to satisfy our payment obligations at the time they originally arose.

Prior LLC Agreement

Prior to the Transactions, Smith Douglas Holdings LLC and the Continuing Equity Owners were parties to the Operating Agreement of Smith Douglas Holdings LLC, dated as of September 21, 2023, as amended from time to time, which governed the business operations of Smith Douglas Holdings LLC and defined the relative rights and privileges associated with the existing units of Smith Douglas Holdings LLC. We refer to this agreement, as amended, as the Prior LLC Agreement. Under the Prior LLC Agreement, the board of managers of Smith Douglas Holdings LLC had the sole and exclusive right and authority to manage and control the business and affairs of Smith Douglas Holdings LLC, and the day-to-day business operations of Smith Douglas Holdings LLC were overseen and implemented by officers of Smith Douglas Holdings LLC. Each Original Equity Owner’s rights under the Prior LLC Agreement continued until the effective time of the Smith Douglas LLC Agreement, as described below, at which time the Continuing Equity Owners continued as members that hold LLC Interests with the respective rights thereunder.

Smith Douglas LLC Agreement

In connection with the consummation of the Transactions, we and the Continuing Equity Owners entered into the Smith Douglas LLC Agreement.

Appointment as managing member. Under the Smith Douglas LLC Agreement, we became a member and the sole manager of Smith Douglas Holdings LLC. As the sole manager, we are able to control all of the day-to-day business affairs and decision-making of Smith Douglas Holdings LLC without the approval of any other member. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of Smith Douglas Holdings LLC and daily management of Smith Douglas Holdings LLC’s business. Pursuant to the terms of the Smith Douglas LLC Agreement, we cannot be removed or replaced as the sole manager of Smith Douglas Holdings LLC except by our resignation, which may be given at any time by written notice to the members.

Compensation, fees, and expenses. We are not entitled to compensation for our services as the manager of Smith Douglas Holdings LLC. We are entitled to reimbursement by Smith Douglas Holdings LLC for reasonable fees and expenses incurred on behalf of Smith Douglas Holdings LLC, including all expenses associated with the Transactions, any subsequent offering of our Class A common stock, being a public company, and maintaining our corporate existence.

Distributions. The Smith Douglas LLC Agreement requires “tax distributions” (as that term is used in the agreement) to be made by Smith Douglas Holdings LLC to its members, except to the extent such distributions would render Smith Douglas Holdings LLC insolvent or are otherwise prohibited by law or any of our future debt agreements. Tax distributions will be made on a quarterly basis to each member of Smith Douglas Holdings LLC, including us, pro rata in accordance with economic interests and based on such member’s allocable share of the taxable income of Smith Douglas Holdings LLC and an assumed tax rate that will be determined by us, as described below. For this purpose, each member’s allocable share of Smith Douglas Holdings LLC’s taxable income shall be net of its allocable share of taxable losses of Smith Douglas Holdings LLC and our share of tax distributions shall be in amounts that permit us to satisfy our tax liabilities and our ordinary course payment obligations under the Tax Receivable Agreement. The assumed tax rate for purposes of determining tax distributions from Smith Douglas Holdings LLC to its members will be the highest combined U.S. federal, state, and local tax rate that may potentially apply to any one of Smith Douglas Holdings LLC’s members that is a resident of Atlanta, Georgia, regardless of the actual, final tax liability or resident status of any such member. The Smith Douglas LLC Agreement also allows for cash distributions to be made by Smith Douglas Holdings LLC (subject to our sole discretion as the sole manager of Smith Douglas Holdings LLC) to its members on a pro rata basis out of “distributable cash,” as that term is defined in the agreement. We expect Smith Douglas Holdings LLC may make distributions out of distributable cash periodically and as necessary to enable us to cover our operating expenses and other obligations, including our tax liability and obligations under the Tax Receivable Agreement, except to the extent such distributions would render Smith Douglas Holdings LLC insolvent or are otherwise prohibited by law or any of our future debt agreements.

Transfer restrictions. The Smith Douglas LLC Agreement generally does not permit transfers of LLC Interests by members, except for transfers to permitted transferees, transfers pursuant to the participation right described below and transfers approved in writing by us, as manager, and other limited exceptions. The Smith Douglas LLC Agreement may impose additional restrictions on transfers (including redemptions described below with respect to each common unit) that are necessary or advisable so that Smith Douglas Holdings LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. In the event of a permitted transfer under the Smith Douglas LLC Agreement, such member will be required to simultaneously transfer shares of Class B common stock to such transferee equal to the number of LLC Interests that were transferred to such transferee in such permitted transfer.

The Smith Douglas LLC Agreement provides that, in the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock, each of which we refer to as a “Pubco Offer,” is approved by our board of directors or otherwise effected or to be effected with the consent or approval of our board of directors, each holder of LLC Interests (other than Smith Douglas Homes Corp. and its subsidiaries) shall be permitted to participate in such Pubco Offer by delivering a written notice, which shall be effective immediately prior to, and contingent upon, the consummation of such Pubco Offer. If a Pubco Offer is proposed by Smith Douglas Homes Corp., then Smith Douglas Homes Corp. is required to use its reasonable best efforts to take all such actions and do all such things as are necessary or desirable to enable and permit the holders of such LLC Interests to participate in such Pubco Offer to the same extent as or on an economically equivalent basis with the holders of shares of Class A common stock, provided that in no event shall any holder of LLC Interests be entitled to receive aggregate consideration for each common unit that is greater than the consideration payable in respect of each share of Class A common stock pursuant to the Pubco Offer.

Except for certain exceptions, any transferee of LLC Interests must assume, by operation of law or executing a joinder to the Smith Douglas LLC Agreement, all of the obligations of a transferring member with respect to the transferred units, and such transferee shall be bound by any limitations and obligations under the Smith Douglas LLC Agreement even if the transferee is not admitted as a member of Smith Douglas Holdings LLC. A member shall remain as a member with all rights and obligations until the transferee is accepted as substitute member in accordance with the Smith Douglas LLC Agreement.

Recapitalization. The Smith Douglas LLC Agreement recapitalized the units held by the members of Smith Douglas Holdings LLC prior to the Transactions into a new single class of LLC Interests. The Smith Douglas LLC Agreement also reflected a split of LLC Interests such that one common unit could be acquired with the net proceeds of the IPO from the sale of one share of our Class A common stock, after the deduction of the underwriting discount. Each common unit generally entitled the holder to a pro rata share of the net profits and net losses and distributions of Smith Douglas Holdings LLC.

Maintenance of one-to-one ratio between shares of Class A common stock and LLC Interests owned by us, one-to-one ratio between shares of Class B common stock and LLC Interests owned by the Continuing Equity Owners. The Smith Douglas LLC Agreement requires Smith Douglas Holdings LLC to take all actions with respect to its LLC Interests, including issuances, reclassifications, distributions, divisions or recapitalizations, such that (1) we at all times maintain a ratio of one common unit owned by us, directly or indirectly, for each share of Class A common stock issued and outstanding, and (2) Smith Douglas Holdings LLC at all times maintains (a) a one-to-one ratio between the number of shares of Class A common stock issued and outstanding and the number of LLC Interests owned by us, and (b) a one-to-one ratio between the number of shares of Class B common stock issued and owned by the Continuing Equity Owners and their permitted transferees and the number of LLC Interests owned by the Continuing Equity Owners and their permitted transferees. This ratio requirement disregards (1) shares of our Class A common stock under unvested options issued by us, (2) treasury stock and (3) preferred stock or other debt or equity securities (including warrants, options or rights) issued by us that are convertible into or exercisable or exchangeable for shares of Class A common stock, except to the extent we have contributed the net proceeds from such other securities, including any exercise or purchase price payable upon conversion, exercise or exchange thereof, to the equity capital of Smith Douglas Holdings LLC. In addition, the Class A common stock ratio requirement disregards all LLC Interests at any time held by any other person, including the Continuing Equity Owners and the holders of options over LLC Interests. If we issue, transfer or deliver from treasury stock or repurchase shares of Class A common stock in a transaction not contemplated by the Smith Douglas LLC Agreement, we as manager of Smith Douglas Holdings LLC have the authority to take all actions such that, after giving effect to all such issuances, transfers, deliveries or repurchases, the number of outstanding LLC Interests we own equals, on a one-for-one basis, the number of outstanding shares of Class A common stock. If we issue, transfer or deliver from treasury stock or repurchase or redeem any of our preferred stock in a transaction not contemplated by the Smith Douglas LLC Agreement, we as manager have the authority to take all actions such that, after giving effect to all such issuances, transfers, deliveries repurchases or redemptions, we hold (in the case of any issuance, transfer or delivery) or cease to hold (in the case of any repurchase or redemption) equity interests in Smith Douglas Holdings LLC which (in our good faith determination) are in the aggregate substantially economically equivalent to our preferred stock so issued, transferred, delivered, repurchased or redeemed. Smith Douglas Holdings LLC is prohibited from undertaking any subdivision (by any split of units, distribution of units, reclassification, recapitalization or similar event) or combination (by reverse split of units, reclassification, recapitalization or similar event) of the LLC Interests that is not accompanied by an identical subdivision or combination of (1) our Class A common stock to maintain at all times a one-to-one ratio between the number of LLC Interests owned by us and the number of outstanding shares of our Class A common stock and (2) our Class B common stock to maintain at all times a one-to-one ratio between the number of LLC Interests owned by the Continuing Equity Owners and the number of outstanding shares of our Class B common stock.

Issuance of LLC Interests upon exercise of options or issuance of other equity compensation. Upon the exercise of options issued by us (as opposed to options issued by Smith Douglas Holdings LLC), or the issuance of other types of equity compensation by us (such as the issuance of restricted or non-restricted stock, payment of bonuses in stock or settlement of stock appreciation rights in stock), we have the right to acquire from Smith Douglas Holdings LLC a number of LLC Interests equal to the number of our shares of Class A common stock being issued in connection with the exercise of such options or issuance of other types of equity compensation.

Dissolution. The Smith Douglas LLC Agreement provides that the consent of Smith Douglas Homes Corp. as the managing member of Smith Douglas Holdings LLC and members holding a majority of the voting units is required to voluntarily dissolve Smith Douglas Holdings LLC. In addition to a voluntary dissolution, Smith Douglas Holdings LLC will be dissolved upon the entry of a decree of judicial dissolution or other circumstances in accordance with Delaware law. Upon a dissolution event, the proceeds of a liquidation will be applied in the following order: (1) first, to pay, or otherwise make adequate provision for the payment thereof, all of the debts, liabilities and obligations of Smith Douglas Holdings LLC owed to creditors other than the members, including all expenses incurred in connection with the liquidation and winding up of Smith Douglas Holdings LLC; (2) second, to pay, or otherwise make adequate provision for the payment thereof, all of the debts, liabilities and obligations of Smith Douglas Holdings LLC owed to the members (other than any payments or distributions owed to such members in their capacity as members pursuant to Smith Douglas LLC Agreement); and (3) third, to the members pro-rata in accordance with their respective percentage ownership interests in Smith Douglas Holdings LLC (as determined based on the number of LLC Interests held by a member relative to the aggregate number of all outstanding LLC Interests).

Confidentiality. We, as manager, and each member agree to maintain the confidentiality of Smith Douglas Holdings LLC’s confidential information. This obligation excludes information independently obtained or developed by the members, information that is in the public domain or otherwise disclosed to a member, in either such case not in violation of a confidentiality obligation of the Smith Douglas LLC Agreement or approved for release by written authorization of the Chief Executive Officer, the Chief Financial Officer or the General Counsel of either Smith Douglas Homes Corp. or Smith Douglas Holdings LLC or any other officer designated by Smith Douglas Homes Corp.

Indemnification. The Smith Douglas LLC Agreement provides for indemnification of the manager, members and officers of Smith Douglas Holdings LLC or affiliates.

Common unit redemption right. The Smith Douglas LLC Agreement provides a redemption right to the Continuing Equity Owners which will entitle them to have their LLC Interests redeemed for, at our election (determined solely by our independent directors (within the meaning of the rules of the Securities and Exchange Act) who are disinterested), newly-issued shares of our Class A common stock, on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest so redeemed, in each case in accordance with the terms of the Smith Douglas LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the Securities and Exchange Act) who are disinterested), we may effect a direct exchange by Smith Douglas Homes Corp. of such Class A common stock, or such cash, as applicable, for such LLC Interests. The Continuing Equity Owners may exercise such redemption right, subject to certain exceptions, for as long as their LLC Interests remain outstanding. In connection with the exercise of the redemption or exchange of LLC Interests (1) the Continuing Equity Owners will be required to surrender a number of shares of our Class B common stock registered in the name of such redeeming or exchanging Continuing Equity Owner, and therefore, will automatically be transferred to us and will be canceled for no consideration on a one-for-one basis with the number of LLC Interests so redeemed or exchanged and (2) all redeeming members will surrender LLC Interests to Smith Douglas Holdings LLC for cancellation.

Each Continuing Equity Owner’s redemption rights will be subject to certain customary limitations, including the expiration of any contractual lock-up period relating to the shares of our Class A common stock that may be applicable to such Continuing Equity Owner and the absence of any liens or encumbrances on such LLC Interests redeemed. Additionally, in the case we elect a cash settlement, such Continuing Equity Owner may rescind its redemption request within a specified period of time. Moreover, in the case of a settlement in Class A common stock, such redemption may be conditioned on the closing of an underwritten distribution of the shares of Class A common stock, which may be issued in connection with such proposed redemption. In the case of a settlement in Class A common stock, such Continuing Equity Owner may also revoke or delay its redemption request if the following conditions exist: (1) any registration statement pursuant to which the resale of the Class A common stock to be registered for such Continuing Equity Owner at or immediately following the consummation of the redemption shall have ceased to be effective pursuant to any action or inaction by the SEC or no such resale registration statement has yet become effective; (2) we failed to cause any related prospectus to be supplemented by any required prospectus supplement necessary to effect such redemption or resale of the Class A common stock; (3) we exercised our right to defer, delay or suspend the filing or effectiveness of a registration statement and such deferral, delay or suspension shall affect the ability of such Continuing Equity Owner to have its Class A common stock registered at or immediately following the consummation of the redemption or to have our Class A common stock resold; (4) such Continuing Equity Owner is in possession of any material non-public information concerning us, the receipt of which results in such Continuing Equity Owner being prohibited or restricted from selling Class A common stock at or immediately following the redemption or resale of its Class A common stock without disclosure of such information (and we do not permit disclosure); (5) any stop order relating to the registration statement pursuant to which the Class A common stock was to be registered by such Continuing Equity Owner at or immediately following the redemption shall have been issued by the SEC; (6) there shall have occurred a material disruption in the securities markets generally or in the market or markets in which the Class A common stock is then traded; (7) there shall be in effect an injunction, a restraining order or a decree of any nature of any governmental entity that restrains or prohibits the redemption; (8) we shall have failed to comply in all material respects with our obligations under the Registration Rights Agreement, and such failure shall have affected the ability of such Continuing Equity Owner to consummate the resale of the Class A common stock to be received upon such redemption pursuant to an effective registration statement; (9) the redemption date would occur during a black-out period; or (10) such Continuing Equity Owner so elects by written to Smith Douglas Holdings LLC no later than three business days prior to the scheduled redemption date.

The Smith Douglas LLC Agreement requires that in the case of a redemption by a Continuing Equity Owner we contribute cash, shares of our Class A common stock, to Smith Douglas Holdings LLC in exchange for an amount of newly issued LLC Interests that will be issued to us equal to the number of LLC Interests redeemed from the Continuing Equity Owner. Smith Douglas Holdings LLC will then distribute the cash or shares of our Class A common stock, as applicable, to such Continuing Equity Owner to complete the redemption. In the event of an election by a Continuing Equity Owner, we may, at our option, effect a direct exchange by Smith Douglas Homes Corp. of cash, our Class A common stock, for such LLC Interests in lieu of such a redemption. Whether by redemption or exchange, we are obligated to ensure that at all times the number of LLC Interests that we own equals the number of our outstanding shares of Class A common stock (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Amendments. In addition to certain other requirements, our consent, as manager, and the consent of members holding a majority of the LLC Interests then outstanding and entitled to vote (excluding LLC Interests held directly or indirectly by us) will generally be required to amend or modify the Smith Douglas LLC Agreement.

Registration Rights Agreement

We entered into the Registration Rights Agreement with certain of the Continuing Equity Owners in connection with the IPO. The Registration Rights Agreement provides certain of the Continuing Equity Owners with certain “demand” registration rights whereby, at any time after 180 days following our IPO and the expiration of any related lock-up period, such Continuing Equity Owners can require us to register under the Securities Act the offer and sale of shares of Class A common stock issuable to them, at our election (determined solely by our independent directors (within the meaning of the Exchange rules) who are disinterested), upon redemption or exchange of their LLC Interests. The Registration Rights Agreement provides for customary “piggyback” registration rights for all parties to the agreement.

Certain Land Banking Arrangements

We enter into lot option agreements to procure lots for the construction of homes in the future. Pursuant to these option agreements, we generally provide a deposit to the seller as consideration for the right to purchase lots at different times in the future at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise the option, which may serve to reduce our financial risks associated with long-term land holdings.

We have in the past entered into lot option agreements with a former member of our board of managers. During 2023, we sold 62 finished lots at cost for approximately $3.7 million to the then member of our board of managers. Additionally, during 2023, we purchased 160 lots totaling $10.2 million, related to these lot option agreements.

Other Relationships

The VP of Operations for our Atlanta reportable segment is the son of Greg Bennett, our Chief Executive Officer, and is currently employed by us. He is not one of our executive officers. During the fiscal year ended December 31, 2023, this VP of Operations had total cash compensation of $168,054, consisting of base salary, cash bonuses and an auto allowance.

One of our construction managers is the son-in-law of Greg Bennett, our Chief Executive Officer, and is currently employed by us. He does not share a household with Mr. Bennett and is not one of our executive officers. During the fiscal year ended December 31, 2023, this construction manager had total cash compensation of $126,190, consisting of base salary, cash bonuses and an auto allowance.

The compensation levels described above were based on reference to external market practice of similar positions when compared to the compensation paid to employees in similar positions that were not related to our executive officers. The Atlanta Affiliate’s VP of Operations and construction manager are also eligible to participate in employee benefit plans on the same general terms and conditions as applicable to other employees in similar positions who were not related to our executive officers.

Since August 2016, one of the former members of the Smith Douglas Holdings LLC board of managers was party to a consulting agreement with us pursuant to which he provided services to us in exchange for (i) an annual fee equal to $550,000 plus (ii) eligibility to earn an annual bonus, subject to the terms and conditions therein. During the fiscal year ended December 31, 2023, the member of our board of managers earned fees under the consulting agreement of $1.2 million. As of December 31, 2023, we had a balance due to the member of our board of managers under the consulting agreement of $0.7 million.

IPO allocation

As part of our IPO, the representatives of the underwriters allocated and sold 23,809 shares of Class A common stock at the IPO price per share of $21.00 to a trust affiliated with one of the former members of the Smith Douglas Holdings LLC former board of managers.

Director and Officer Indemnification and Insurance

We have entered into separate indemnification agreements with each of our directors and executive officers. We have also purchased directors’ and officers’ liability insurance.

Our Policy Regarding Related Person Transactions

Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception thereof). Our Board has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on the Exchange, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy is intended to cover, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements, or relationships, in which we (including any of our subsidiaries) are, were or will be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person has, had, or will have a direct or indirect material interest.

Under the policy, our legal staff is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our legal staff determines that a transaction or relationship is a related person transaction requiring compliance with the policy, the General Counsel will be required to present to the audit committee all relevant facts and circumstances relating to the related person transaction. The audit committee will be required review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, whether the transaction is inconsistent with the interest of our and its stockholders, and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance audit committee approval of a related person transaction requiring the audit committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the Chair of the audit committee subject to ratification of the transaction by the audit committee at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, upon such recognition the transaction will be presented to the audit committee for ratification at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Management will be required to update the audit committee as to any material changes to any approved or ratified related person transaction and to provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

All of the transactions, agreements or relationships described in this Item 13 occurred prior to the adoption of this policy. We believe that the terms of such agreements are as favorable as those we could have obtained from parties not related to us.

Director independence

Our board of directors has reviewed the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Mr. Jackson, Mr. Wedewer, Mr. Faucett, Mr. Perdue, and Ms. Walker are each an “independent director,” as defined under the Exchange rules. In making these determinations, our board of directors considered the current and prior relationships that each director has with us and all other facts and circumstances our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them.

Item 14.	Principal Accountant Fees and Services.

The following table summarizes the fees, including out-of-pocket costs, of Ernst & Young LLP, our independent registered public accounting firm for the year ended December 31, 2023, billed to us in the last fiscal year for audit services and other services. Ernst & Young LLP became our independent registered public accounting firm on May 18, 2023.

Fee Category	2023
Audit Fees	$1,895,889
Audit-Related Fees	—
Tax Fees	250,000
All Other Fees	—
Total	$2,145,889

Audit Fees

Audit fees consist of fees for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our Registration Statement in connection with our IPO, and other professional services provided in connection with statutory and regulatory filings or engagements, including comfort letters, consents, assistance with and review of documents filed with the SEC, and other attest services that generally only the auditor can provide.

Audit-Related Fees

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees, such as due diligence related to mergers and acquisitions, benefit plan audits, internal control reviews, etc. There were no audit-related fees incurred in 2023.

Tax Fees

Tax fees consist of fees for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees include products or services provided by our principal accountant, other than services reported in audit fees, audit-related fees, and tax fees. There were no other fees incurred in 2023.

Audit Committee Pre-Approval Policy and Procedures

Our audit committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and nonaudit services proposed to be performed by the independent auditor may be preapproved. The Pre-Approval Policy generally provides that we will not engage Ernst & Young LLP to render any audit, audit-related, tax or permissible nonaudit service unless the service is either (i) explicitly approved by the audit committee, or specific preapproval, or (ii) entered into pursuant to the preapproval policies and procedures described in the Pre-Approval Policy, or general preapproval. Unless a type of service to be provided by Ernst & Young LLP has received general preapproval under the Pre-Approval Policy, it requires specific preapproval by the audit committee or by a designated member of the audit committee to whom the committee has delegated the authority to grant preapprovals. Any proposed services exceeding preapproved cost levels or budgeted amounts will also require specific preapproval. For both types of pre-approval, the audit committee will consider whether such services are consistent with the SEC’s and the PCAOB’s rules on auditor independence. The audit committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The audit committee may revise the list of general preapproved services from time to time, based on subsequent determinations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For a list of the financial statements included herein, see the Index to Financial Statements on page F-1 of this this Annual Report on Form 10‑K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1†^	Asset Purchase Agreement, dated July 31, 2023, by and among SDH Houston LLC, Devon Street Homes, L.P., Devon Street Homes G.P., L.L.C., and John Stephen Ray, The BRR 2022 Trust U/T/A dated April 20, 2022, The CAR 2022 Trust U/T/A dated April 20, 2022 and The TTR 2022 Trust U/T/A dated April 20, 2022	S‑1	333-274379	2.1	9/6/2023
3.1	Amended and Restated Certificate of Incorporation	S-8	333-276503	4.1	1/12/2024
3.2	Amended and Restated Bylaws	S‑8	333-276503	4.2	1/12/2024
4.1	Specimen Class A Common Stock Certificate	S‑1	333‑235874	4.1	9/6/2023
4.2	Description of Registrant’s Securities					*
10.1†^	Amended and Restated Credit Agreement, dated January 16, 2024, by and among Smith Douglas Building Services LLC, SDH Atlanta LLC, SDH Alabama LLC, SDH Nashville LLC, SDH Raleigh LLC, SDH Charlotte LLC; and SDH Houston LLC, the Lenders and their Assignees; Wells Fargo Bank, National Association, as Administrative Agent and Sole Bookrunner; Wells Fargo Bank, National Association, and BofA Securities, Inc., as Joint Lead Arrangers; and Bank of America, N.A. as Syndication Agent	8-K	001-41917	10.4	1/16/2024
10.2†^	Tax Receivable Agreement, dated as of January 10, 2024, by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and its Members	8-K	001-41917	10.2	1/16/2024
10.3†	Amended and Restated Limited Liability Company Agreement of Smith Douglas Holdings LLC, dated as of January 10, 2024	8-K	001-41917	10.1	1/16/2024
10.4†^	Registration Rights Agreement, dated January 10, 2024, by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and its Original Equity Owners	8-K	001-41917	10.3	1/16/2024
10.5#	Smith Douglas Homes Corp. 2024 Incentive Award Plan	S‑8	333-276503	4.3	1/12/2024

10.6#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Incentive Award Plan	S‑8	333-276503	4.4	1/12/2024
10.7#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2024 Incentive Award Plan	S‑8	333-276503	4.5	1/12/2024
10.8#	Non-Employee Director Compensation Program	S‑1/A	333‑235874	10.8	10/16/2023
10.9#	Form of Indemnification Agreement with Directors and Executive Officers	S‑1/A	333‑235874	10.9	10/16/2023
10.10#†^	Employment Agreement, dated January 16, 2024 by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC, SDH Management Services LLC and Gregory S. Bennett	8-K	001-41917	10.5	1/16/2024
10.11#†^	Employment Agreement, dated January 16, 2024 by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC, SDH Management Services LLC and Russell Devendorf	8-K	001-41917	10.6	1/16/2024
10.12#†^	Employment Agreement, dated January 16, 2024 by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC, SDH Management Services LLC and Brett A. Steele	8-K	001-41917	10.7	1/16/2024
21.1	List of Subsidiaries	S‑1	333-274379	21.1	9/6/2023
23.1	Consent of Independent Registered Public Accounting Firm, as to Smith Douglas Homes Corp.					*
23.2	Consent of Independent Registered Public Accounting Firm, as to Smith Douglas Holdings LLC					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97	Policy for Recovery of Erroneously Awarded Compensation					*

* Filed herewith

** Furnished herewith

# Indicates management contract or compensatory plan

† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10). The Registrant undertakes to furnish supplemental copies including the omitted portions upon request by the SEC.

^ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

Item 16.	Form 10‑K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smith Douglas Homes Corp.
Date: April 1, 2024	By:	/s/ Gregory S. Bennett Gregory S. Bennett President, Chief Executive Officer, Vice Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gregory S. Bennett Gregory S. Bennett	President, Chief Executive Officer, Vice Chairman, and Director (Principal Executive Officer)	April 1, 2024

/s/ Russell Devendorf Russell Devendorf	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2024

/s/ Thomas L. Bradbury Thomas L. Bradbury	Executive Chairman and Director	April 1, 2024

/s/ Julie Bradbury Julie Bradbury	Director	April 1, 2024

/s/ Neill B. Faucett Neill B. Faucett	Director	April 1, 2024

/s/ Jeffrey T. Jackson Jeffrey T. Jackson	Director	April 1, 2024

/s/ George E. Perdue III George E. Perdue III	Director	April 1, 2024

/s/ Janice E. Walker Janice E. Walker	Director	April 1, 2024

/s Neil B. Wedewer Neil B. Wedewer	Director	April 1, 2024

Index to Financial Statements

Smith Douglas Homes Corp.	Page
Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F‑2
Balance Sheets as of December 31, 2023 and June 20, 2023 (Date of Formation)	F‑3
Notes to Balance Sheets	F‑4 to F-8

Smith Douglas Holdings LLC	Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F‑9
Consolidated Balance Sheets as of December 31, 2023 and 2022	F‑10
Consolidated Statements of Income for the years ended December 31, 2023 and 2022	F‑11
Consolidated Statements of Members’ Equity for the years ended December 31, 2023 and 2022	F‑12
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	F‑13
Notes to Consolidated Financial Statements	F‑15 to F-40

Report of Independent Registered Public Accounting Firm

To the Sole Shareholder of Smith Douglas Homes Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Smith Douglas Homes Corp. (the Company) as of December 31, 2023 and June 20, 2023 (Date of Formation), and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and June 20, 2023 (Date of Formation), in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Atlanta, Georgia
April 1, 2024

SMITH DOUGLAS HOMES CORP.

Balance Sheets

	December 31, 2023	June 20, 2023
(Date of Formation)
Assets:

Cash	$—	$—
Contribution receivable	—	—
Total assets	$—	$—

Commitments and contingencies (Note 4)
Stockholder’s equity
Common stock, $0.0001 per share, 100 shares authorized, 100 and 0 shares issued and outstanding as of December 31, 2023 and June 20, 2023 (Date of Formation), respectively	$—	$—
Total stockholder’s equity	$—	$—

See accompanying notes to balance sheets.

SMITH DOUGLAS HOMES CORP.

Notes to Balance Sheets

December 31, 2023 and June 20, 2023 (Date of Formation)

Note  1 – Description of business and basis of presentation

Nature of business

Smith Douglas Homes Corp. (the Company) was incorporated in the state of Delaware on June 20, 2023 (Date of Formation). The Company’s fiscal year end is December 31. The Company was formed for the purpose of completing an initial public offering (IPO) of its common stock and related transactions in order to carry on the business of Smith Douglas Holdings LLC as a publicly-traded entity. The Company’s sole material asset is an equity interest in Smith Douglas Holdings LLC.

IPO

The Company successfully closed an IPO of 8,846,154 shares of Class A common stock at a public offering price of $21.00 per share on January 16, 2024, which included 1,153,846 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. The net proceeds from the IPO totaled approximately $172.8 million. Shares of the Company’s Class A common stock began trading on the New York Stock Exchange under the ticker symbol “SDHC” on January 11, 2024. Subsequent to the closing of the IPO and the reorganization transactions executed in connection therewith, Smith Douglas Homes Corp. is the sole managing member of Smith Douglas Holdings LLC and controls the business and affairs of Smith Douglas Holdings LLC.

Basis of presentation

The accompanying balance sheets have been prepared in accordance with accounting principles generally accepted in the United States of America. Separate statements of income, stockholders’ equity and cash flows have not been presented because the Company has not engaged in any business or other activities except in connection with its formation.

Note 2 – Contribution receivable

Contribution receivable consists of an investor contribution of $0.01 not received as of June 20, 2023 (Date of Formation). The contribution was received and deposited as of December 31, 2023.

Note  3 – Stockholder’s equity

Under the certificate of incorporation in effect as of June 20, 2023 (Date of Formation), the Company is authorized to issue 100 shares of common stock with a par value of $0.0001 per share. As of the Date of Formation, an investor subscribed to purchase 100 shares of the Company’s common stock for $0.01. Such shares were issued as of December 31, 2023. As of December 31, 2023, no other share transactions have occurred.

Note  4 – Commitments and contingencies

The Company may be subject to legal proceedings that arise in the ordinary course of business. There are currently no proceedings to which the Company is a party, nor does the Company have knowledge of any proceedings that are threatened against the Company.

Note  5 – Subsequent events

The Company has evaluated subsequent events through April 1, 2024, the date the financial statements were issued, and no additional matters were identified requiring recognition or disclosure in the financial statements, except for events described below.

IPO and Reorganization Transactions

As described in Note 1, on January 16, 2024, the Company, which is the holding company and sole manager of Smith Douglas Holdings LLC, successfully closed an IPO of 8,846,154 shares of Class A common stock for net proceeds totaling approximately $172.8 million.

In connection with such IPO, Smith Douglas Holdings LLC amended and restated its existing limited liability company agreement to, among other things, (i) recapitalize all existing ownership interests in Smith Douglas Holdings LLC into 44,871,794 LLC Interests (before giving effect to the use of proceeds from the IPO, as described below), (ii) appoint the Company as the sole managing member of Smith Douglas Holdings LLC upon its acquisition of LLC Interests in connection with the IPO, and (iii) provide certain redemption rights to the owners of the LLC interests in Smith Douglas Holdings LLC, exclusive of the Company (Continuing Equity Owners).

Simultaneously, the Company amended and restated its certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of Class A common stock entitling its holder to one vote per share on all matters presented to the stockholders generally; (ii) for Class B common stock, with each share of Class B common stock entitling its holder to ten votes per share on all matters presented to the stockholders generally until the aggregate number of shares of Class B common stock then outstanding is less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding (Sunset Date), and from and after the occurrence of the Sunset Date each share of Class B common stock will entitle its holder to one vote per share on all matters presented to the stockholders generally; (iii) that shares of Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees; and (iv) for preferred stock, which can be issued by the board in one or more series without stockholder approval. As a result, the Company became a holding company and the sole manager of Smith Douglas Holding LLC, with no material assets other than 100% of the voting membership interest in Smith Douglas Holding LLC. After giving effect to the use of net proceeds as described below, the Company issued 42,435,897 shares of Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration.

Subsequent to the IPO, the Company used the net proceeds to: (i) purchase 6,410,257 newly issued LLC Interests for approximately $125.2 million directly from Smith Douglas Holdings LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and (ii) purchase 2,435,897 LLC Interests from the Continuing Equity Owners on a pro rata basis for $47.6 million in aggregate at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount.

Tax Receivable Agreement

In connection with the IPO and related transactions, the Company entered into a Tax Receivable Agreement (TRA) with Smith Douglas Holdings LLC and the Continuing Equity Owners that will provide for the payment by the Company to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that the Company realizes (or in some circumstances is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

Registration Rights Agreement

In connection with the IPO, the Company entered into a Registration Rights Agreement with certain of the Continuing Equity Owners. The Registration Rights Agreement provides certain of the Continuing Equity Owners with certain “demand” registration rights whereby, at any time after 180 days following the IPO and the expiration of any related lock-up period, such Continuing Equity Owners can require the Company to register under the Securities Act the offer and sale of shares of Class A common stock issuable to them, at the Company’s election (determined solely by the independent directors (within the meaning of the Exchange rules) who are disinterested), upon redemption or exchange of their LLC Interests. The Registration Rights Agreement will also provide for customary “piggyback” registration rights for all parties to the agreement.

Amended Credit Facility

Concurrently with the IPO, Smith Douglas Holdings LLC and certain of its wholly owned subsidiaries, as borrowers, entered into an amended credit facility with Wells Fargo Bank, National Association, as administrative agent for the lenders, and the lenders (the Amended Credit Facility). The Amended Credit Facility is unsecured. Upon the occurrence of certain triggers set forth in the Amended Credit Facility, the Company may be required to provide a guarantee of the Smith Douglas Holdings LLC’s obligations under the Amended Credit Facility.

The Amended Credit Facility, among other things, increases the aggregate principal amount of the revolving credit commitments to $250.0 million and extends the maturity date to the date that is three years after the closing of the Amended Credit Facility, provided that the borrowers may request a one-year extension of its maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments, and provides that up to $20.0 million may be used for letters of credit.

The borrowings and letters of credit outstanding under the Amended Credit Facility may not exceed the borrowing base as defined in the Amended Credit Facility. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by Smith Douglas Holdings LLC and certain of its wholly owned subsidiaries.

Borrowings under the Amended Credit Facility bear interest, at the borrower’s option, at either a base rate or SOFR (which may be a daily simple rate or based on 1-, 3- or 6-month interest periods, in each case at the borrower’s option), plus an applicable margin. The applicable margin ranges from 2.35% to 3.00% based on the Smith Douglas Holdings LLC’s leverage ratio as determined in accordance with a pricing grid defined in the Amended Credit Facility. Interest is payable in arrears on the last business day of each month or at the end of each 1-, 3- or 6-month interest period, as applicable.

The Amended Credit Facility contains certain financial covenants, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $130.0 million, (b) 32.5% of pre-tax income earned in any fiscal quarter after June 30, 2023, (c) 75% of the equity proceeds of Smith Douglas Homes Corp. from the IPO and (d) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after the IPO, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restricts certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility.

Equity Incentive Plan

On January 10, 2024, the stockholders of the Company approved the 2024 Incentive Award Plan (the 2024 Plan), which became effective in connection with the IPO. The 2024 Plan is administered by the Board of Directors of the Company with respect to awards to non-employee directors and by the compensation committee with respect to other participants and authorizes the Company to grant incentive stock-based awards. The Company granted 440,727 restricted stock units to certain of the Smith Douglas Holdings LLC’s executives, directors, and employees in conjunction with the 2024 Plan with an aggregate grant date fair value of $9.3 million. The awards vest in full upon the one-year anniversary of the closing date of the IPO, subject to the employee’s continued employment or the director’s continued service, with the exception of one executive’s award which will vest in six substantially equal installments on each of the first six anniversaries of the closing date of this offering, subject to the employee’s continued employment through the applicable vesting date.

Redemption of Class C & Class D Units

On January 16, 2024, after the IPO, Smith Douglas Holdings LLC redeemed all of its Class C and Class D Units at a redemption price of $2.6 million.

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Managers of Smith Douglas Holdings LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smith Douglas Holdings LLC and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, members’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Atlanta, Georgia
April 1, 2024

SMITH DOUGLAS HOLDINGS LLC AND SUBSDIARIES

Consolidated Balance Sheets

	December 31,
	2023	2022
	(In thousands)
Assets:
Cash and cash equivalents	$19,777	$29,601
Real estate inventory	213,104	142,065
Deposits on real estate under option or contract	57,096	33,027
Real estate not owned	16,815	2,446
Property and equipment, net	1,543	1,306
Goodwill	25,726	—
Other assets	18,631	14,927
Total assets	$352,692	$223,372

Liabilities:
Accounts payable	$17,318	$10,935
Customer deposits	7,168	9,439
Notes payable	75,627	15,000
Liabilities related to real estate not owned	16,815	2,446
Accrued expenses and other liabilities	26,861	21,041
Total liabilities	143,789	58,861
Commitments and contingencies (Note 13)
Members' equity	208,903	164,511
Total liabilities and members' equity	$352,692	$223,372

See accompanying notes to consolidated financial statements.

SMITH DOUGLAS HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
	2023	2022
	(In thousands)

Home closing revenue	$764,631	$755,353
Cost of home closings	548,304	532,599
Home closing gross profit	216,327	222,754

Selling, general and administrative costs	92,442	83,006
Equity in income from unconsolidated entities	(934)	(1,120)
Interest expense	1,658	997
Other income, net	(19)	(573)
Net income	$123,180	$140,444

See accompanying notes to consolidated financial statements.

SMITH DOUGLAS HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Members' Equity

For the Years Ended December 31, 2023 and 2022

(In thousands, except number of units)

	Class A Units		Class C Units		Class D Units		Total Members'
	Units	Amount	Units	Amount	Units	Amount	Equity

Balance December 31, 2021	111,111	$92,916	2,000	$2,000	600	$600	$95,516
Distributions	—	(71,261)	—	(80)	—	(108)	(71,449)
Net income	—	140,256	—	80	—	108	140,444
Balance December 31, 2022	111,111	161,911	2,000	2,000	600	600	164,511
Distributions	—	(78,600)	—	(80)	—	(108)	(78,788)
Net income	—	122,992	—	80	—	108	123,180
Balance December 31, 2023	111,111	$206,303	2,000	$2,000	600	$600	$208,903

See accompanying notes to consolidated financial statements.

SMITH DOUGLAS HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$123,180	$140,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,081	864
Accrued incentive compensation expense	2,262	2,189
Amortization of debt issuance costs	679	616
Equity in earnings from unconsolidated entities	(934)	(1,120)
Distributions of income from unconsolidated entities	941	1,046
Noncash lease expense	489	439
Other	48	343
Changes in assets and liabilities:
Real estate inventory	(33,685)	(3,499)
Deposits on real estate under option or contract	(16,641)	(8,590)
Other assets	(4,560)	(6,287)
Accounts payable	5,526	2,113
Customer deposits	(2,452)	(435)
Accrued expenses and other liabilities	323	3,972
Net cash provided by operating activities	76,257	132,095

Cash flows from investing activities:
Purchases of property and equipment	(1,308)	(1,000)
Distributions of capital from unconsolidated entities	320	1,330
Acquisition of Devon Street	(75,865)	—
Other	21	31
Net cash (used in) provided by investing activities	(76,832)	361

Cash flows from financing activities:
Borrowings under revolving credit facility	150,000	40,000
Repayments under revolving credit facility	(94,373)	(97,000)
Payments on notes payable	(7)	(33)
Payments on notes payable ‑ related party	(365)	(177)
Proceeds from sales of real estate not owned	23,917	9,146
Payments related to repurchases of real estate not owned	(9,548)	(8,166)
Distributions to members	(78,788)	(71,449)
Payment of debt issuance costs	(85)	(516)
Net cash used in financing activities	(9,249)	(128,195)

Net (decrease) increase in cash and cash equivalents	(9,824)	4,261
Cash and cash equivalents, beginning of year	29,601	25,340
Cash and cash equivalents, end of year	$19,777	$29,601

See accompanying notes to consolidated financial statements.

SMITH DOUGLAS HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows ‑ Continued

	Year Ended December 31,
	2023	2022
	(In thousands)
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest, net of amounts capitalized	$669	$398

Right‑of‑use assets obtained in exchange for new operating lease liabilities	$230	$1,580

Seller note payable and contingent consideration related to acquisition of Devon Street	$8,000	$—

Real estate inventory distributed to the Company by unconsolidated entities	$—	$615

See accompanying notes to consolidated financial statements.

Smith Douglas Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 1 ‑ Description of business and summary of significant accounting policies:

Nature of business

Smith Douglas Holdings LLC and Subsidiaries (the Company) is a builder of single‑family homes in communities in certain markets in the southeastern and southwestern United States. The Company's homes and communities are primarily targeted to first‑time and empty‑nest homebuyers. The Company currently operates in metropolitan Atlanta, Birmingham, Charlotte, Huntsville, Nashville, Raleigh and Houston. The Company operates a land‑light business model whereby the Company typically purchases finished lots via lot‑option contracts from various third‑party land developers or land bankers. Additionally, the Company offers title insurance services through an unconsolidated title company.

Initial public offering

Smith Douglas Homes Corp. successfully closed an initial public offering (IPO) of 8,846,154 shares of Class A common stock at a public offering price of $21.00 per share on January 16, 2024, which included 1,153,846 shares of Class A common stock issued pursuant to the underwriters' option to purchase additional shares of Class A common stock. The net proceeds from the IPO aggregated approximately $172.8 million. Shares of Smith Douglas Homes Corp.'s Class A common stock began trading on the New York Stock Exchange under the ticker symbol "SDHC" on January 11, 2024. Subsequent to the closing of the IPO and the reorganization transactions executed in connection therewith, Smith Douglas Homes Corp. is the sole managing member of Smith Douglas Holdings LLC and controls the business and affairs of Smith Douglas Holdings LLC.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and include the accounts of Smith Douglas Holdings LLC and those of the consolidated subsidiaries in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated entities in which the Company has less than a controlling financial interest are accounted for using the equity method. Certain reclassifications to the consolidated financial statements and notes have been made to the prior year amounts to conform to the current year presentation, which are not material.

Use of estimates in the preparation of consolidated financial statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Business combinations

From time to time, the Company may enter into business combinations. In accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, the Company generally recognizes the identifiable assets acquired and the liabilities assumed at their fair values as of the date of acquisition. The Company measures goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Goodwill is assigned to each reporting unit based upon the relative fair value of tangible assets acquired. The acquisition method of accounting requires the Company to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of real estate inventory and contingent consideration. Significant estimates and assumptions impacting the fair value of the acquired real estate inventory include subjective and/or complex judgments regarding items such as estimates of future net proceeds, discount rate, and costs to complete. Significant estimates and assumptions impacting the fair value of contingent consideration include subjective and/or complex judgments regarding items such as the gross margin discount rate, gross margin volatility, drift rate, and cost of debt.

The acquisition method of accounting also requires the Company to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If the Company is required to adjust provisional amounts that have been recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on the Company's financial condition and results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record future impairment charges.

Note 16 describes the business combination completed during the year ended December 31, 2023 and the estimates, assumptions used, and areas for which the acquisition accounting is not yet finalized.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2023 and 2022, the majority of cash and cash equivalents were in demand deposit accounts with major financial institutions. At various times throughout the year, the Company may have cash deposited with these financial institutions that exceeds federally insured limits, and the Company could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions. To date, the Company has experienced no loss or diminished access to cash in its demand deposit accounts.

Real estate inventory

Real estate inventory consists primarily of the capitalized costs of finished homes, homes under construction, and residential lots. The Company includes the costs of lot acquisitions, development, direct home construction, capitalized interest, closing costs and direct and certain indirect overhead costs incurred during home construction in real estate inventory.

Real estate inventory is stated at cost unless a community is determined to be impaired, at which point the inventory is written down to fair value as required by ASC Topic 360‑10, Property, Plant, and Equipment. The Company reviews its real estate inventory for indicators of potential impairment on a quarterly basis at the community level considering market and economic conditions, current sales absorption rates and recent profitability of new home sales. When an indicator of impairment is identified, the Company prepares and analyzes cash flows at the community level on an undiscounted basis. If the undiscounted cash flows are less than the community's carrying value, the Company generally estimates the fair value using the estimated future discounted cash flows of the respective community. A community with a fair value less than its carrying value is written down to such fair value and resulting losses are reported within cost of home closings in the accompanying consolidated statements of income. No impairments were recognized during the years ended December 31, 2023 and 2022.

Deposits on real estate under option or contract

Deposits paid related to land and lot option purchase contracts are recorded and classified as deposits on real estate under option or contract until the related lots are purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non‑refundable, deposits are expensed to cost of home closings if the option agreement is terminated or lot acquisition is no longer considered probable. For the year ended December 31, 2022, the Company wrote off $0.4 million of deposits associated with terminated option contracts. Such charge is included in cost of home closings in the accompanying 2022 consolidated statement of income. There were no such charges of significance during the year ended December 31, 2023. Since the Company's land and lot option contracts typically do not require specific performance, the Company does not consider such contracts to be contractual obligations to purchase the lots and total exposure to loss under such contracts is limited to non‑refundable deposits and any capitalized pre‑acquisition costs. See Note 10 for information on land and lot option contracts.

Real estate not owned

In limited circumstances, the Company may sell finished lots it owns to a land banker and simultaneously enter into an option agreement to repurchase those finished lots. In accordance with ASC 606‑10‑55‑70, these transactions are considered a financing arrangement rather than a sale because of the Company's options to repurchase these parcels at a higher price. As of December 31, 2023 and 2022, approximately $16.8 million and $2.4 million, respectively, was recorded to real estate not owned, with a corresponding amount of approximately $16.8 million and $2.4 million, respectively, recorded to liabilities related to real estate not owned for the remaining balance of net cash received from the transactions for lots not yet repurchased (see Note 14 for information on transactions with related parties). The liabilities related to real estate not owned are excluded from the Company's debt covenant calculations.

Investments in unconsolidated entities

Investments in unconsolidated entities, in which the Company has an ownership percentage interest or otherwise exercises significant influence, are accounted for under the equity method of accounting and are carried at cost, adjusted for the Company's proportionate share of earnings or losses and distributions. Such investments are included in other assets in the accompanying consolidated balance sheets. For cash flow classification, to the extent distributions do not exceed cumulative earnings, the Company designates such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital.

The Company regularly reviews its investments in unconsolidated entities to determine whether there is a decline in fair value below book value. If there is a decline that is other‑than‑temporary, the investment is written down to fair value. There were no other‑than‑temporary impairments of investments in unconsolidated entities recognized during the years ended December 31, 2023 and 2022.

Property and equipment

Property and equipment are recorded at cost. Depreciation is generally recorded using the straight‑line method over the estimated useful lives of the assets, which range from two to five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and betterments are capitalized. The cost of property and equipment sold or otherwise disposed of, and the accumulated depreciation thereon, is eliminated from the property and equipment and accumulated depreciation accounts, and gains and losses are reflected in other income in the accompanying consolidated statements of income.

Other assets

Other assets consist of the following as of December 31, (in thousands):

	2023	2022

Development reimbursement receivables from land bankers (Note 10)	$10,550	$8,993
Debt issuance costs, net of accumulated amortization	721	1,315
Prepaid insurance and other expenses	3,481	995
Operating lease right‑of‑use assets	1,789	2,048
Other assets	2,090	1,576
Total other assets	$18,631	$14,927

Debt issuance costs represent the fees associated with the Company's revolving credit facility. These costs are recorded in the accompanying consolidated balance sheets within other assets and amortized using the straight‑line method over the term of the credit facility. As of December 31, 2023 and 2022, debt issuance costs net of accumulated amortization totaled approximately $0.7 million and $1.3 million, respectively. Amortization of debt issuance costs was approximately $0.7 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively, and is included in interest expense in the accompanying consolidated statements of income.

Goodwill

Goodwill totaled $25.7 million as of December 31, 2023 and represents the excess of the purchase price of the Devon Street acquisition (see Note 16) above the preliminary estimate of fair value of the net assets acquired at the acquisition date. The Company assesses goodwill for impairment each year as of October 1 and between annual evaluations if events or changes in circumstances change that would more likely than not reduce the fair value of the reporting unit to which the goodwill was assigned below its carrying amount. When evaluating goodwill for impairment, the Company may perform the optional qualitative assessment by considering factors including macroeconomic conditions, industry and market conditions, overall financial performance and other relevant entity‑specific events. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will perform quantitative impairment testing by comparing the fair value of a reporting unit with its carrying amount.

The Company performed its annual impairment assessment for goodwill as of October 1, 2023, and concluded there was no impairment of the recorded balance. As of December 31, 2023, no events or changes in circumstances indicate the carrying value may not be recoverable.

Warranty reserves

Homebuyers are provided with a limited warranty against certain building defects for up to one year after the home closing and a limited warranty against structural claims for up to 10 years after the home closing. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time revenue is recognized. Such costs primarily include repairs of minor construction and cosmetic defects associated with homeowner claims. The Company estimates warranty reserves based on historical data and trends for its communities and periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Warranty reserves are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets, and additions and adjustments to the reserves are included in cost of home closings within the accompanying consolidated statements of income. Actual warranty costs could differ from the current estimates.

Leases

ASC Topic 842, Leases, provides practical expedients and accounting policy elections for ongoing lease accounting. The Company has elected the recognition exemption for short‑term leases for all leases that qualify. Under this exemption, the Company will not recognize right‑of‑use (ROU) assets or lease liabilities for those leases that qualify as a short‑term lease (a lease term of 12 months of less), which includes not recognizing ROU assets or lease liabilities for existing short‑term leases of those assets in transition. The Company has also elected the practical expedient to not separate lease and non‑lease components for all existing asset classes.

Revenue recognition

The Company recognizes revenue when a home closes with a homebuyer, which is the time at which title and possession of the property are transferred to that homebuyer and all cash consideration due from the homebuyer is received. The Company's performance obligation, to deliver the home, is generally satisfied in less than one year from the original contract date.

When the Company executes sales contracts with its homebuyers, or when it requires advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. The Company either retains or refunds to the customer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. As of December 31, 2023 and 2022, customer deposits totaled $7.2 million and $9.4 million, respectively. Substantially all customer deposits are recognized in revenue within one year of being received from homebuyers.

Cost of home closings

Cost of home closings includes the costs of lot acquisition, development, direct home construction, capitalized interest, closing costs, direct and certain indirect overhead costs and estimated warranty for the homes. Estimates of costs incurred or to be incurred but not paid are accrued and expensed at the time of closing.

Income taxes

The Company operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, the Company incurs no significant liability for federal or state income taxes, since the taxable income or loss is passed through to its Members. The Company incurs liabilities for certain state taxes payable directly by the Company, which are not significant and for which the expense is included in selling, general and administrative costs in the accompanying consolidated statements of income.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of December 31, 2023 and 2022, there were no known items which would result in a significant accrual for uncertain tax positions.

Advertising costs

The Company expenses advertising costs as they are incurred. Advertising expense, which is included in selling, general and administrative costs in the accompanying consolidated statements of income, was approximately $4.8 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively.

Recent accounting pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for the Company for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. The Company is currently evaluating the impact ASU 2023-07 will have on its financial statement disclosures.

Note 2 ‑ Real estate inventory and capitalized interest:

A summary of real estate inventory is as follows as of December 31, (in thousands):

	2023	2022

Lots held for construction	$32,184	$27,467
Homes under construction, completed homes and model homes	180,920	114,598
Total real estate inventory	$213,104	$142,065

The Company capitalizes into real estate inventory interest costs incurred on homes under construction during the construction period until substantial completion. The Company does not capitalize interest on homes where construction has been suspended.

A summary of capitalized interest is as follows as of December 31, (in thousands):

	2023	2022

Capitalized interest, beginning of period	$1,117	$1,017
Interest incurred	4,393	3,854
Interest expensed	(1,658)	(997)
Interest charged to cost of home closings	(2,514)	(2,757)
Capitalized interest, end of period	$1,338	$1,117

Note 3 ‑ Property and equipment:

Property and equipment consists of the following as of December 31, (in thousands):

	2023	2022

Automobiles	$49	$311
Airplanes	1,141	1,141
Furniture and fixtures	3,755	2,954
Computer equipment	40	40
	4,985	4,446
Less: Accumulated depreciation and amortization	(3,442)	(3,140)
Net property and equipment	$1,543	$1,306

Depreciation expense was $1.1 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.

Note 4 ‑ Notes payable:

As of December 31, 2023, the Company has a $175.0 million unsecured revolving credit facility (the Credit Facility) maturing in December 2025. The Credit Facility includes a $25.0 million accordion feature, subject to additional commitments, and provides that up to $10.0 million may be used for letters of credit. Borrowings under the Credit Facility bear interest at the Prime Rate, as defined, plus an applicable margin ranging from minus 25 basis points to 20 basis points based on the Company's leverage ratio as determined in accordance with a pricing grid.

As of December 31, 2023 and 2022, the interest rate on outstanding borrowings under the Credit Facility was 8.25% and 7.25%, respectively.

The Credit Facility contains certain financial covenants, including, among others, (a) a minimum tangible net worth requirement, (b) a maximum leverage ratio, (c) a maximum ratio of EBITDA to interest incurred, and (d) a minimum liquidity requirement. As of December 31, 2023, the Company was in compliance with all covenants under the Credit Facility.

As of December 31, 2023 and 2022, outstanding borrowings under the Credit Facility totaled $71.0 million and $15.0 million, respectively. As of December 31, 2023 and 2022, there were no outstanding letters of credit. Availability as determined in accordance with the Borrowing Base, as defined, totaled approximately $75.1 million as of December 31, 2023.

On July 31, 2023, the Company entered into a three‑year seller note payable of $5.0 million as part of the consideration for the acquisition of Devon Street Homes, L.P. which bears interest at 8% per annum. The seller note is payable in quarterly installments of principal and accrued interest beginning September 30, 2023 through maturity on September 30, 2026. The seller is currently employed as the division president of the Houston division.

The Company also has loans payable to banks collateralized by vehicles purchased from the proceeds of the loans with an outstanding balance of $8,000 and $15,000 as of December 31, 2023 and 2022, respectively, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Future maturities of notes payable to third parties, including borrowings under the Credit Facility, are as follows as of December 31, 2023 (in thousands):

Year ending December 31,
2024	$1,567
2025	72,696
2026	1,364
$75,627

As described in Note 18, subsequent to December 31, 2023, an amended credit facility was entered into in connection with the IPO. In addition, all outstanding borrowings under the Credit Facility were repaid.

Note 5 ‑ Accrued expenses and other liabilities:

Accrued expenses and other liabilities consist of the following as of December 31, (in thousands):

	2023	2022

Payroll and related liabilities	$8,707	$8,486
Accrued incentive compensation	1,842	4,528
Warranty reserves	2,839	2,071
Lease liabilities	1,837	2,077
Due to related parties and notes payable – related party	938	1,316
Accruals related to real estate development and other liabilities	7,416	2,563
Contingent consideration	3,282	—
Total accrued expenses and other liabilities	$26,861	$21,041

Note 6 ‑ Warranty reserves:

A summary of the activity in the Company's warranty liability account is as follows (in thousands):

	Year ended December 31,
	2023	2022

Balance, beginning of period	$2,071	$1,516
Additions to reserves from new home closings	1,445	1,509
Estimated fair value of warranty liability assumed in Devon Street acquisition	203	—
Warranty claims	(620)	(774)
Adjustments to pre‑existing reserves	(260)	(180)
Balance, end of period	$2,839	$2,071

Note 7 ‑ Accrued incentive compensation:

The Company has incentive compensation agreements in place with certain employees, whereby a portion of the employee's annual bonus is paid over a three‑year period. The long‑term incentive compensation vests annually over the three‑year period and is forfeited if the employee leaves without good reason or is terminated for cause. All long‑term incentive compensation vests immediately upon a change in control. The Company recognized $2.3 million and $2.2 million of deferred compensation expense related to these incentive compensation agreements during the years ended December 31, 2023 and 2022, respectively, which is included within selling, general and administrative costs in the accompanying consolidated statements of income. As of December 31, 2023 and 2022, the Company had accumulated a total liability of approximately $1.8 million and $4.5 million, respectively, related to the incentive compensation agreements, which is included within accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Note 8 ‑ Leases:

The Company leases certain office space and equipment for use in its operations. The Company assesses each of these contracts to determine whether the arrangement contains a lease as defined by ASC Topic 842. In order to meet the definition of a lease under ASC Topic 842, the contractual arrangement must convey to the Company the right to control the use of an identifiable asset for a period of time in exchange for consideration. The Company recognizes lease expense for these leases on a straight‑line basis over the lease term. Some leases contain renewal options and, in accordance with ASC Topic 842, the lease term includes those renewals only to the extent that they are reasonably certain to be exercised.

In accordance with ASC Topic 842, the lease liability is equal to the present value of the remaining lease payments while the ROU asset is based on the lease liability, subject to adjustment, such as for lease incentives. The Company's leases do not provide a readily determinable implicit interest rate and, therefore, the Company must estimate its incremental borrowing rate. In determining an appropriate incremental borrowing rate, the Company considers the lease period, market interest rates, current interest rates on the Company's notes payable and the effects of collateralization.

The Company's lease population as of December 31, 2023 and 2022 is comprised of operating leases where the Company is the lessee, and these leases are primarily for office space for corporate and division offices, as well as certain equipment leases.

Lease cost included in the accompanying consolidated statements of income as a component of selling, general and administrative costs is presented in the table below (in thousands).

	Year Ended December 31,
	2023	2022

Operating leases costs	$607	$528
Variable lease costs - operating	$176	$166

ROU assets are included within other assets and lease liabilities are included within accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The following table presents additional information about the Company's leases (dollars in thousands):

	As of December 31,
	2023	2022

ROU assets	$1,789	$2,048
Lease liabilities	$1,837	$2,077
Weighted average remaining lease term (in months)	49	61
Weighted average discount rate	6.40%	6.01%

As of December 31, 2023, the future minimum payments required under operating leases are as follows (in thousands):

Year ending December 31,
2024	$581
2025	473
2026	412
2027	368
2028	251
Total lease payments	2,085
Less: imputed interest	(248)
Total lease liabilities	$1,837

Note 9 ‑ Investments in unconsolidated entities:

The Company has non‑controlling equity interests in various entities. The Company uses the equity method of accounting for these investments. During the year ended December 31, 2022, the Company contributed approximately $9,000 to the entities. There were no such contributions during the year ended December 31, 2023. The Company's proportionate share of the entities' income during the years ended December 31, 2023 and 2022 was approximately $0.9 million and $1.1 million, respectively. The entities also distributed approximately $1.3 million and $3.0 million to the Company during the years ended December 31, 2023 and 2022, respectively, resulting in a total equity investment of approximately $0.1 million and $0.4 million as of December 31, 2023 and 2022, respectively.

The Company does not consolidate the investments because the Company does not have a controlling interest in them.

Note 10 ‑ Variable interest entities:

The Company enters into lot option agreements to procure finished lots for the construction of homes in the future. Pursuant to these option agreements, the Company generally provides a deposit to the seller as consideration for the right to purchase lots at different times in the future at predetermined prices. Such contracts enable the Company to defer acquiring portions of properties owned by third parties or unconsolidated entities until the Company has determined whether and when to exercise the option, which may serve to reduce the Company's financial risks associated with long‑term land holdings.

Based on the provisions of the relevant accounting guidance, the Company has concluded that when it enters into an option or purchase agreement to acquire lots from an entity, a variable interest entity (VIE) may be created. The Company evaluates all option and purchase agreements and amendments for land to determine if the related entity is a VIE. ASC Topic 810, Consolidation, requires that for each VIE, the Company assesses whether it is the primary beneficiary.

In order to determine if the Company is the primary beneficiary, the Company must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE.

If the Company does not control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company has the ability to control such activities, the Company will continue its analysis by determining if the Company is also expected to absorb a potentially significant amount of the VIE's losses or, if no party absorbs the majority of such losses, if the Company will benefit from a potentially significant amount of the VIE's expected gains. As of December 31, 2023 and 2022, the Company was not identified as the primary beneficiary of any VIEs associated with option and purchase agreements. Therefore, no such VIEs required consolidation under ASC Topic 810.

In all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss in option agreements is limited to the Company's option deposits and any capitalized pre‑acquisition costs. In certain instances where the Company has entered into option agreements to purchase finished lots from a land banker, the Company may also enter into an agreement to complete the development of the lots on behalf of the land banker at a fixed cost. The Company may be at risk for items over budget related to the development of the property under option. Any unpaid amounts under these development agreements are recorded as development reimbursement receivables from land bankers and are included in other assets (see Note 1 for information on other assets).

The following provides a summary of the Company's interests in land option agreements (in thousands):

	December 31, 2023
	Deposits or Investments	Remaining Purchase Price

Option contracts	$57,096	$652,074
Option contracts with unconsolidated entities	—	—
Total option contracts	$57,096	$652,074

	December 31, 2022
	Deposits or Investments	Remaining Purchase Price

Option contracts	$33,027	$420,136
Option contracts with unconsolidated entities	319	3,145
Total option contracts	$33,346	$423,281

Deposits on option contracts are included in deposits on real estate under option or contract, and investments in option contracts with unconsolidated entities are included in investments in unconsolidated entities in the accompanying consolidated balance sheets.

For lot option contracts where the lot seller entity is not required to be consolidated under the variable interest model, the Company considers whether such contracts should be accounted for as financing arrangements. Lot option contracts that may be considered financing arrangements include those entered into with third‑party land banks or developers in conjunction with such third parties acquiring a specific land parcel(s) on the Company's behalf, at the Company's direction, and those with other landowners where the Company or its designee makes improvements to the optioned land parcel(s) during the applicable option period. For these lot option contracts, the Company records the remaining purchase price of the associated land parcel(s) in inventory in its consolidated balance sheets with a corresponding financing obligation if the Company determines that it is effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contracts, the Company considers the non‑refundable deposit(s), any capitalized pre‑acquisition costs and additional costs associated with abandoning the contract.

As a result of such evaluations of lot option contracts, no lot option contracts were determined to be financing arrangements for which the remaining purchase price should be recorded as a financing obligation in the accompanying consolidated balance sheets.

Note 11 ‑ Members' equity:

As of December 31, 2023, the Company has authorized 111,111 Class A Units, 2,000 Class C Units, and 600 Class D Units. The Board of Managers has control over all activities of the Company. A Class A Unitholder has the right to determine the number and designate the Managers composing the Board of Managers of the Company.

The Class C Unitholders and the Class D Unitholders are entitled to preferred distributions, which are generally declared and paid on a quarterly basis. Such distributions for the Class C Units compound on a quarterly basis at the rate of four percent (4%) per annum during the period from the Class C Issuance Date on the aggregate Capital Contributions made with respect to such Units. Such distributions for the Class D Units are compounding on a quarterly basis at the rate of eighteen percent (18%) per annum during the period from the Class D Issuance Date on the aggregate Capital Contributions made with respect to such Units.

Other than distributions for tax purposes, the amount of distributions to Class A Unitholders are limited until all preferred distributions due to the Class C Unitholders and Class D Unitholders have been paid in full.

In the event of a dissolution and liquidation of the Company, payments will be made in accordance with the Company's Seventh Amended and Restated Operating Agreement as follows:

•
First, to the holders of outstanding Class D Units (ratably based upon the number of Class D Units held by each) until such holders have received an amount equal to any unpaid Class D preferred distribution plus $1,000 for each outstanding Class D Unit;

•
Second, if assets remain to be distributed, to the holders of outstanding Class C Units (ratably based upon the number of Class C Units held by each) until such holders have received an amount equal to any unpaid Class C preferred distribution plus $2,000,000;

•	Then any assets remaining are distributed among Class A Unitholders.

As described in Note 18, subsequent to December 31, 2023, certain reorganization transactions were entered into in connection with the IPO. In addition, the Company redeemed all of its Class C and Class D units at an aggregate redemption price of $2.6 million.

Note 12 ‑ Employee benefit plan:

The Company has a defined contribution 401(k) plan, which is offered to all employees who have attained the age of 21 and meet the minimum service requirements as defined in the plan document. Employer contributions under the plan are at management's discretion. During the years ended December 31, 2023 and 2022, employer contributions to the plan totaled approximately $1.3 million and $1.2 million, respectively, and are included within selling, general and administrative costs in the accompanying consolidated statements of income. Participants are immediately vested in all contributions and earnings thereon.

Note 13 ‑ Commitments and contingencies:

The Company is subject to certain contingent liabilities resulting from litigation, claims, and other commitments which arise in the ordinary course of business. Management and legal counsel believe that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or cash flows of the Company. In the normal course of business, the Company posts letters of credit and performance and other surety bonds related to certain development obligations with local municipalities, government agencies and developers. As of December 31, 2023 and 2022, performance and surety bonds totaled $26.1 million and $21.4 million, respectively. As of December 31, 2023 and 2022, there were no outstanding letters of credit.

Note 14 ‑ Transactions with related parties:

The Company rents office space under a lease with JBB Cherokee Holdings LLC, an entity affiliated by common ownership. Related party lease cost included in the accompanying consolidated statements of income as a component of selling, general and administrative costs is presented in the table below (in thousands).

	Year Ended December 31,
	2023	2022

Operating lease costs (related party)	$347	$314
Variable lease costs ‑ operating (related party)	$76	$73

As of December 31, 2023, the future minimum payments required under operating leases with related parties are as follows (in thousands):

Year ending December 31,
2024	$337
2025	347
2026	357
2027	368
2028	250
Total lease payments	1,659
Less: imputed interest	(225)
Total lease liability (related party)	$1,434

Payments under the office lease agreement, along with costs associated with the office space, totaled approximately $0.4 million during each of the years ended December 31, 2023 and 2022, which is included in selling, general and administrative costs in the accompanying consolidated statements of income.

During each of the years ended December 31, 2023 and 2022, the Company incurred fees of $0.4 million in the aggregate from certain entities affiliated by common ownership for use of facilities related to business development and vendor relations, which is included in selling, general and administrative costs in the accompanying consolidated statements of income. The Company paid fees of $0.4 million for use of these facilities during each of the years ended December 31, 2023 and 2022.

While the Company typically enters into lot option agreements whereby a deposit is provided to the seller, the Company has in the past, in lieu of providing a deposit, invested a minority interest in certain of the land banking entities with which it contracts. During the years ended December 31, 2023 and 2022, the Company purchased 40 and 127 lots totaling approximately $3.4 million and $11.5 million, respectively, under lot option agreements with unconsolidated land bank entities in which the Company has a non‑controlling ownership interest. As of December 31, 2022, the Company had deposits totaling $0.3 million which are included in investments in unconsolidated entities in the accompanying consolidated balance sheets, with a total remaining purchase price under these lot option agreements of $3.1 million for 48 lots. There were no deposits remaining as of December 31, 2023. The Company has identified these entities as VIEs; however, the Company has not been identified as the primary beneficiary of the VIEs and the entities are not consolidated in the accompanying consolidated financial statements (see Note 10 for information related to VIEs).

The Company has entered into lot option transactions with a former member of the Company's Board of Managers. During the years ended December 31, 2023 and 2022, the Company sold 62 finished lots at cost for approximately $3.7 million and 207 finished lots at cost for approximately $12.1 million, respectively, to the then member of the Company's Board of Managers. During the years ended December 31, 2023 and 2022, the Company purchased 160 lots totaling $10.2 million and 317 lots totaling $17.9 million, respectively, related to these lot option agreements. As of December 31, 2022, the Company had deposits totaling $3.0 million, which are included in deposits on real estate under option or contract in the accompanying consolidated balance sheets, with a total remaining purchase price under these lot option agreements of $29.5 million. These amounts include the lot option agreements associated with real estate not owned described in Note 1.

The Company charters aircraft services from companies that are controlled by a related entity of the Company's managing member. Expenses incurred and paid to these companies under a dry lease agreement for the use of the aircraft for business travel totaled approximately $0.3 million and $0.2 million for the years ended December 31, 2023 and 2022, which are included in selling, general and administrative costs in the accompanying consolidated statements of income.

Historically, since August 2016, one of the members of the Company's Board of Managers was party to a consulting agreement with the Company pursuant to which he provided services to the Company in exchange for (i) an annual fee equal to approximately $0.6 million plus (ii) eligibility to earn an annual bonus, subject to the terms and conditions therein. During the years ended December 31, 2023 and 2022, the member of the Company's Board of Managers earned fees under the consulting agreement of approximately $1.2 million and $1.4 million, respectively, which are included in selling, general and administrative costs in the accompanying consolidated statements of income. As of December 31, 2023 and 2022, the Company has a balance due to the member of the Company's Board of Managers under the consulting agreement of approximately $0.7 million and $0.8 million, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company has two uncollateralized notes payable bearing interest at 2.12% and 2.56%, respectively, and other payables to certain related parties for the purchase of airplanes totaling $0.9 million as of December 31, 2023 and $1.3 million as of December 31, 2022, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. As described in Note 18, subsequent to December 31, 2023, the notes payable were repaid.

The Company has related party receivables totaling approximately $0.1 million as of both December 31, 2023 and 2022 for various expenses paid by the Company on behalf of the related party, which are included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2023 and December 31, 2022, the Company has a balance due to related parties of $11,000 and $14,000, respectively, for various expenses paid by the related parties on behalf of the Company, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Note 15 ‑ Segment information:

The Company operates one principal homebuilding business that is organized, managed and reported by geographic division. Management of the six geographic divisions report to the Company's chief operating decision maker (CODM), which consists of the Chief Executive Officer and Chief Financial Officer of the Company. The CODM reviews the results of operations, including, among other things, total revenue and net income to assess profitability and allocate resources. Accordingly, the Company has presented its operations for the following six reportable segments: Alabama, Atlanta, Charlotte, Houston, Nashville, and Raleigh. Each reportable segment follows the accounting policies described in Note 1.

The following tables summarize financial information by segment (in thousands):

	Year Ended December 31,
	2023	2022

Home closing revenue:
Alabama	$116,124	$96,660
Atlanta	331,178	332,102
Charlotte	58,991	89,310
Houston	30,661	—
Nashville	108,071	120,243
Raleigh	119,606	117,038
Total	$764,631	$755,353

	Year Ended December 31,
	2023	2022

Net income (loss):
Alabama	$12,596	$10,694
Atlanta	82,890	81,403
Charlotte	9,296	19,209
Houston	2,370	—
Nashville	16,901	24,914
Raleigh	25,372	28,819
Segment total	149,425	165,039
Corporate (1)	(26,245)	(24,595)
Total	$123,180	$140,444

(1)
Corporate primarily includes corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.

	As of December 31,
	2023	2022

Assets:
Alabama	$61,433	$32,840
Atlanta	86,647	83,343
Charlotte	32,302	17,659
Houston (1)	93,825	—
Nashville	24,818	25,921
Raleigh	28,897	28,900
Segment total	327,922	188,663
Corporate (2)	24,770	34,709
Total	$352,692	$223,372

(1)	Balance includes goodwill of approximately $25.7 million resulting from the acquisition of Devon Street Homes, L.P.
(2)	Corporate primarily includes cash and cash equivalents, property and equipment, and other assets that are not allocated to the segments.

Note 16 ‑ Acquisition of Devon Street Homes, L.P.:

On July 31, 2023 (the Acquisition Date), the Company acquired substantially all of the assets of Devon Street Homes, L.P. (Devon Street). Devon Street is a builder of single-family homes in Houston, Texas, and targets entry-level and first-time homebuyers. The acquisition of Devon Street allows the Company to expand its operations into the Houston, Texas market area. The Company funded the acquisition, with an estimated purchase price of approximately $83.9 million, primarily from cash on hand, availability under the Credit Facility and a three-year promissory note in the principal amount of $5.0 million payable to the seller. In addition to the purchase price, the agreement also contemplates two earnout payments that will be paid to the seller upon the achievement of certain gross margin targets and contracting for future lots. The preliminary estimate of goodwill arising from the acquisition primarily relates to acquired workforce, synergies, and economies of scale expected from combining the operations of Devon Street with the Company. Goodwill recognized is expected to be deductible for income tax purposes. The Company recognized transaction expense of approximately $0.8 million related to the acquisition of Devon Street during the year ended December 31, 2023, which is included within selling, general, and administrative costs in the accompanying 2023 consolidated statement of income.

The following table summarizes the estimated fair value of each class of consideration transferred or expected to be transferred in relation to the Devon Street acquisition as of the Acquisition Date (in thousands):

Cash consideration (1)	$75,865
Seller note payable	5,000
Contingent consideration (2)	3,000
Total estimated consideration to be paid	$83,865

(1)	The cash consideration was funded by $3.9 million of cash on hand and $72.0 million of draws on the Company's Credit Facility.
(2)
The contingent consideration represents management's preliminary estimate of the fair value of the future payment to be made to the former owner of Devon Street under the terms of the Gross Margin Earnout feature included in the executed Asset Purchase Agreement for the Devon Street acquisition. Per the terms of the Gross Margin Earnout feature, the seller is entitled to receive a one‑time payment in the first quarter of 2025 based on the newly established Houston division's gross margin (as defined) for the year ending December 31, 2024. The payout will be determined in accordance with the Gross Margin Calculation Payout Grid and ranges from a minimum of zero to a maximum of $5.0 million.

The Company accounted for the Devon Street acquisition as a business combination, which requires assets acquired and liabilities assumed to be recorded at fair value as of the Acquisition Date. The preliminary fair values of the assets acquired and liabilities assumed, which are presented in the table below, and the related preliminary acquisition accounting, are based on management's estimates and assumptions, as well as information compiled by management, including the books and records of Devon Street, as of the date these financial statements were available to be issued. The Company believes that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company's estimates and assumptions are subject to change during the measurement period, not to exceed one year from the Acquisition Date. Any potential adjustments made could be material in relation to the values presented in the table below.

The following table summarizes the allocation of the preliminary purchase price as of the Acquisition Date (in thousands):

Real estate inventory	$51,723
Deposits of real estate under option or contracts	7,438
Property and equipment, net	69
Goodwill	25,726
Other assets	324
Accounts payable	(857)
Customer deposits	(181)
Accrued expenses and other liabilities	(377)
Fair value of consideration transferred	$83,865

As discussed above, the Company's acquisition accounting for the Devon Street acquisition is preliminary. The primary areas of the acquisition accounting that are not yet finalized include, but are not limited to, the following: (1) finalizing the review and valuation of the acquired tangible and intangible assets and liabilities (including the models, key assumptions, inputs, and estimates) and (2) finalizing the identification of the tangible and intangible assets acquired and liabilities assumed and identified. The Company will continue to evaluate these items until they are satisfactorily resolved and adjust the acquisition accounting accordingly within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805. During the fourth quarter of 2023, certain measurement period adjustments were made to the total estimated consideration to be paid and the allocation of the purchase price. These adjustments resulted in an increase in goodwill of $9.3 million.

Home closing revenue and net income of Devon Street since the date of acquisition of approximately $30.7 million and $2.4 million, respectively, are included in the Company's consolidated statement of income for the year ended December 31, 2023.

The following presents the Company's unaudited proforma consolidated home closing revenue and net income for the years ended December 31, 2023 and 2022 as if the Devon Street acquisition had occurred on January 1, 2022. This unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition of Devon Street had been completed on January 1, 2022, nor is it indicative of the Company's future results. As a result, actual results could differ materially from the unaudited pro forma consolidated financial information presented below.

	Pro Forma for the Year Ended December 31,
	2023	2022
	(In thousands)

Home closing revenue	$811,918	$863,241
Net income	$125,073	$150,194

The unaudited proforma consolidated financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Devon Street. In order to reflect the occurrence of the acquisition on January 1, 2022, the unaudited proforma financial information includes adjustments to reflect the following: (i) the additional interest expense associated with new borrowings to finance the acquisition; (ii) incremental amortization expense based on the current preliminary fair values of inventory step-up; (iii) additional compensation payable to a key employee for each lot acquired after the acquisition date (iv) the reclassification of acquisition-related costs incurred during the year ended December 31, 2023, to the year ended December 31, 2022; and (v) the reclassification of change in fair value for contingent consideration incurred during the year ended December 31, 2023, to the year ended December 31, 2022.

Note 17 ‑ Fair value of financial instruments:

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and disclosing fair value measurements. ASC Topic 820 establishes a three‑level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

•	Level 1 ‑ Valuation is based on quoted prices in active markets for identical assets and liabilities;

•
Level 2 ‑ Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model‑based techniques in which all significant inputs are observable in the market;

•
Level 3 ‑ Valuation is derived from model‑based techniques in which at least one significant input is unobservable and based on the Company's own estimates about the assumptions that market participants would use to value the asset or liability.

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company's assessment of the significance of particular inputs to those fair value measurements requires judgment and considers factors specific to each asset or liability.

The Company's financial instruments measured or disclosed at fair value are summarized below. The summary excludes cash and cash equivalents, receivables and accounts payable, all of which had fair values approximating their carrying values due to the liquid nature and short maturities of these instruments.

		Fair Value (In Thousands)
		December 31,
Asset or Liability	Fair Value Hierarchy	2023	2022

Measured at fair value on a recurring basis:
Contingent consideration	Level 3	$3,282	$—

Disclosed at fair value:
Borrowings under Credit Facility	Level 2	$71,000	$15,000
Seller note payable	Level 2	$4,627	$—

The carrying value of the borrowings under the Credit Facility approximates fair value due to variable rate terms that approximate market rates.

The carrying value of the seller note payable approximates fair value because the interest rate on the note approximates market rates as of December 31, 2023.

The fair value of the contingent consideration related to the Devon Street acquisition as of the acquisition date was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed‑upon gross margin target based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the gross margin discount rate, gross margin volatility, drift rate, and cost of debt, which are primarily Level 3 assumptions. The contingent consideration liability is remeasured at fair value on a quarterly basis. The change in the fair value of the contingent consideration from the acquisition date to December 31, 2023 of approximately $0.3 million relates to a change in the estimated fair value of the gross margin earnout payment liability and is included in other income, net in the accompanying 2023 consolidated statement of income.

Note 18 ‑ Subsequent events:

The Company has evaluated subsequent events through April 1, 2024, the date the financial statements were issued, and no additional matters were identified requiring recognition or disclosure in the consolidated financial statements, except for events described below.

Initial Public Offering and Reorganization Transactions

As described in Note 1, on January 16, 2024, Smith Douglas Homes Corp., the holding company and sole manager of the Company, successfully closed an IPO of 8,846,154 shares of Class A common stock for net proceeds aggregating approximately $172.8 million. In connection with such IPO, the Company amended and restated its existing limited liability company agreement to, among other things, (i) recapitalize all existing ownership interests in the Company into 44,871,794 LLC Interests (before giving effect to the use of proceeds from the IPO, as described below), (ii) appoint Smith Douglas Homes Corp. as the sole managing member of the Company upon its acquisition of LLC Interests in connection with the IPO, and (iii) provide certain redemption rights to the owners of the LLC interests in the Company, exclusive of Smith Douglas Homes Corp. (Continuing Equity Owners).

Simultaneously, Smith Douglas Homes Corp. amended and restated its certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of Class A common stock entitling its holder to one vote per share on all matters presented to the stockholders generally; (ii) for Class B common stock, with each share of Class B common stock entitling its holder to ten votes per share on all matters presented to the stockholders generally, until the aggregate number of shares of Class B common stock then outstanding is less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding (Sunset Date), and from and after the occurrence of the Sunset Date each share of Class B common stock will entitle its holder to one vote per share on all matters presented to the stockholders generally; (iii) that shares of Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees; and (iv) for preferred stock, which can be issued by the board in one or more series without stockholder approval. As a result, Smith Douglas Homes Corp. became a holding company and the sole manager of Smith Douglas Holdings LLC, with no material assets other than 100% of the voting membership interest in Smith Douglas Holdings LLC. After giving effect to the use of net proceeds as described below, Smith Douglas Homes Corp. issued 42,435,897 shares of Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration.

Subsequent to the IPO, Smith Douglas Homes Corp. used the net proceeds to: (i) purchase 6,410,257 newly issued LLC Interests for approximately $125.2 million directly from the Company at a price per unit equal to $21.00 per share (IPO price) of Class A common stock less the underwriting discount; and (ii) purchase 2,435,897 LLC Interests from the Continuing Equity Owners on a pro rata basis for $47.6 million in aggregate at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount.

Tax Receivable Agreement

In connection with the IPO and related transactions, the Company entered into a Tax Receivable Agreement (TRA) with Smith Douglas Homes Corp. and the Continuing Equity Owners that will provide for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes Corp. realizes (or in some circumstances is deemed to realize) related to certain tax basis adjustments and payments made under the TRA.

Amended Credit Facility

Concurrently with the IPO, Smith Douglas Holdings LLC and certain of its wholly owned subsidiaries, as borrowers, entered into an amended credit facility with Wells Fargo Bank, National Association, as administrative agent for the lenders, and the lenders (the Amended Credit Facility). The Amended Credit Facility, among other things, increases the aggregate principal amount of the revolving credit commitments to $250.0 million and extends the maturity date to the date that is three years after the closing of the Amended Credit Facility, provided that the borrowers may request a one‑year extension of its maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments, and provides that up to $20.0 million may be used for letters of credit.

The borrowings and letters of credit outstanding under the Amended Credit Facility may not exceed the borrowing base as defined in the Amended Credit Facility. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company.

Borrowings under the Amended Credit Facility bear interest, at the borrower's option, at either a base rate or Secured Overnight Financing Rate (which may be a daily simple rate or based on 1‑, 3‑ or 6‑month interest periods, in each case at the borrower's option), plus an applicable margin. The applicable margin ranges from 2.35% to 3.00% based on the Company's leverage ratio as determined in accordance with a pricing grid defined in the Amended Credit Facility. Interest is payable in arrears on the last business day of each month or at the end of each 1‑, 3‑ or 6‑month interest period, as applicable.

The Amended Credit Facility is unsecured. Upon the occurrence of certain triggers set forth in the Amended Credit Facility, Smith Douglas Homes Corp. may be required to provide a guarantee of the Company's obligations under the Amended Credit Facility.

The Amended Credit Facility contains certain financial covenants, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $130.0 million, (b) 32.5% of pre‑tax income earned in any fiscal quarter after June 30, 2023, (c) 75% of the equity proceeds of Smith Douglas Homes Corp. from the IPO and (d) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after the IPO, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restricts certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility.

Subsequent to the closing of the IPO and Amended Credit Facility, the Company repaid $84.0 million in outstanding borrowings under the prior credit facility and terminated all existing construction lines of credit.

Equity Incentive Plan

On January 10, 2024, the stockholders of Smith Douglas Homes Corp. approved the 2024 Incentive Award Plan (the 2024 Plan), which became effective in connection with the IPO. The 2024 Plan is administered by the Board of Directors of Smith Douglas Homes Corp. with respect to awards to non‑employee directors and by the compensation committee with respect to other participants and authorizes Smith Douglas Homes Corp. to grant incentive stock‑based awards. Smith Douglas Homes Corp. granted 440,727 restricted stock units to certain of the Company's executives, directors, and employees under the 2024 Plan with an aggregate grant date fair value of $9.3 million. The awards vest in full upon the one‑year anniversary of the closing date of the IPO, subject to the employee's continued employment or the director's continued service, with the exception of one executive's award that will vest in six equal installments on each of the first six anniversaries of the closing date of the IPO, subject to the employee's continued employment through the applicable vesting date.

Redemption of Class C & Class D Units and Repayment of Notes Payable to Related Parties

On January 16, 2024, after the IPO, the Company redeemed all of its Class C and Class D Units at an aggregate redemption price of $2.6 million. In addition, after the IPO, the Company repaid notes payable to related parties aggregating $0.9 million.