Form 10-Q
period 2024-03-31
Smith Douglas Homes Corp.
filed 2024-05-15
CIK 1982518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-41917

Smith Douglas Homes Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	93-1969003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Village Trail, Suite 215 Woodstock, Georgia	30188
(Address of principal executive offices)	(Zip Code)

(770) 213-8067
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common Stock, $0.0001 par value per share	SDHC	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2024, the number of shares of the registrant’s Class A common stock outstanding was approximately 8,846,154, and the number of shares of the registrant’s Class B common stock outstanding was approximately 42,435,897.

BASIS OF PRESENTATION
Certain Definitions

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

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

•
“Continuing Equity Owners” refers collectively to the owners of LLC Interests in Smith Douglas Holdings LLC prior to the consummation of the Transactions, who are also holders of LLC Interests and our Class B common stock following consummation of the Transactions, including the Founder Fund and GSB Holdings, who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests, as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Exchange rules) who are disinterested), cash or newly-issued shares of our Class A common stock as described under Part III, Item 13. Certain Relationships and Related Transactions and Director Independence—Smith Douglas LLC Agreement of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”). In connection with an exchange of LLC Interests, a corresponding number of shares of Class B common stock shall be immediately and automatically transferred to Smith Douglas Homes Corp. for no consideration and canceled.

•	“Controlled lots” refers to lots that are either owned or held under an option to be acquired for the relevant time frame set forth in the option contracts.

•	“Devon Street Homes” refers to Devon Street Homes, L.P.

•
“Devon Street Homes Acquisition” refers to the transaction consummated on July 31, 2023, pursuant to which we acquired substantially all of the assets of Devon Street Homes pursuant to an asset purchase agreement (the “APA”). The purchase price equaled the net assets of Devon Street Homes on a cash-free, debt-free basis, plus an agreed upon premium which is comprised primarily of real estate inventory, subject to purchase price adjustments. We funded the purchase price of $83.9 million, primarily from cash on hand, $72.0 million of draws on our Prior Credit Facility, a three-year promissory note in the principal amount of $5.0 million payable to the seller, and approximately $3.0 million contingent consideration to the seller. The contingent consideration will be paid to the seller upon the achievement of certain gross margin targets. Our unaudited financial statements as of March 31, 2024, include the results of operations of Devon Street Homes and may not be directly comparable to the prior period.

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

•
“Refinancing” refers to (i) concurrently with the consummation of our IPO, the entry by Smith Douglas Holdings LLC and certain of our wholly-owned subsidiaries into an amended and restated revolving credit facility (the “Amended Credit Facility”) which replaced the $175.0 million unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto (the “Lenders”), and the Lenders, dated as of October 28, 2021, as amended to date (the “Prior Credit Facility,” as amended and restated, the “Amended Credit Facility”), and (ii) the repayment, using a portion of the net proceeds from the IPO, of the $84.0 million outstanding under our Prior Credit Facility (the “Debt Repayment”).

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

•
“Tax Receivable Agreement” refers to the Tax Receivable Agreement entered into by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and the Continuing Equity Owners in connection with the IPO, pursuant to which, among other things, Smith Douglas Homes Corp. is required to pay to each Continuing Equity Owner 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the tax benefits provided by Basis Adjustments, Section 704(c) Allocations, and certain other tax benefits (such as interest deductions) covered by the Tax Receivable Agreement as described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement of our Annual Report.

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

•
we amended and restated Smith Douglas Homes Corp.’s certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally; (ii) for Class B common stock, with each share of our Class B common stock entitling its holder to ten votes per share on all matters presented to our stockholders generally prior to the Sunset Date and from and after the occurrence of the Sunset Date each share of our Class B common stock will entitle its holder to one vote per share on all matters presented to our stockholders generally; (iii) that shares of our Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees; and (iv) for preferred stock, which can be issued by our board of directors in one or more series without stockholder approval;

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

•
Smith Douglas Holdings LLC used the net proceeds from the sale of LLC Interests to Smith Douglas Homes Corp. (i) to repay approximately $84.0 million of borrowings outstanding under the Prior Credit Facility as part of the Refinancing, (ii) to redeem all outstanding Class C Units and Class D Units of Smith Douglas Holdings LLC at par in aggregate for $2.6 million, (iii) to repay $0.9 million in notes payable to certain related parties, and (iv) for general corporate purposes as described under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources of this Quarterly Report on Form 10-Q, and Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of our Annual Report;

•
Smith Douglas Homes Corp. entered into (i) the Registration Rights Agreement with certain of the Continuing Equity Owners and (ii) the Tax Receivable Agreement with Smith Douglas Holdings LLC and the Continuing Equity Owners. For a description of the terms of the Registration Rights Agreement and the Tax Receivable Agreement, see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of our Annual Report.

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

Our corporate structure following the IPO is commonly referred to as an umbrella partnership-C corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Continuing Equity Owners to retain their equity ownership in Smith Douglas Holdings LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “flow-through” entity, for U.S. federal income tax purposes. Investors in and after our IPO, by contrast, hold their equity ownership in Smith Douglas Homes Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A common stock. One of the tax benefits to the Continuing Equity Owners associated with this structure is that future taxable income of Smith Douglas Holdings LLC that is allocated to the Continuing Equity Owners will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, because the Continuing Equity Owners may have their LLC Interests redeemed by Smith Douglas Holdings LLC (or at our option, directly exchanged by Smith Douglas Homes Corp.) for newly issued shares of our Class A common stock on a one-for-one basis (subject to customary adjustments, including for stock splits, stock dividends, and reclassifications) or, at our option, for cash, the Up-C structure also provides the Continuing Equity Owners with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. In connection with any such redemption or exchange of LLC Interests, a corresponding number of shares of Class B common stock held by the relevant Continuing Equity Owner will automatically be transferred to Smith Douglas Homes Corp. for no consideration and be canceled. The Continuing Equity Owners and Smith Douglas Homes Corp. also each expect to benefit from the Up-C structure as a result of certain cash tax savings arising from redemptions or exchanges of the Continuing Equity Owner’s LLC Interests for Class A common stock or cash, and certain other tax benefits covered by the Tax Receivable Agreement discussed under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement. See Part I, Item 1A. Risk Factors—Risks Related to our Organizational Structure of our Annual Report. In general, the Continuing Equity Owners expect to receive payments under the Tax Receivable Agreement of 85% of the amount of certain tax benefits, as described below, and Smith Douglas Homes Corp. expects to benefit in the form of cash tax savings in amounts equal to 15% of certain tax benefits, as described below. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will reduce cash otherwise arising from such tax savings. We expect such payments will be substantial.

As described under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement of our Annual Report, prior to the completion of the IPO, we entered into the Tax Receivable Agreement with Smith Douglas Holdings LLC and the Continuing Equity Owners that provides for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes Corp. actually realizes (or in some circumstances is deemed to realize) as a result of (i) Basis Adjustments, (ii) Section 704(c) Allocations, and (iii) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement.

Presentation of Financial Information

Smith Douglas Holdings LLC is the accounting predecessor of Smith Douglas Homes Corp. for financial reporting purposes. As a result, the condensed consolidated financial statements of the combined entity represent a continuation of the financial position and results of operations of Smith Douglas Holdings LLC.

Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

Key Terms and Performance Indicators used in this Quarterly Report on Form 10-Q; Non-GAAP Financial Measures

Throughout this Quarterly Report on Form 10-Q, we use a number of key terms and provide a number of key performance indicators and non-GAAP financial measures used by management. Please see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics and Non-GAAP Financial Measures for definitions and further information about why and how we calculate key performance indicators and non-GAAP financial measures, including a reconciliation of the following:

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

We use non-GAAP financial measures, such as adjusted home closing gross profit, adjusted home closing gross margin, adjusted net income, EBITDA, EBITDA margin, and net-debt-to-net book capitalization, to supplement financial information presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance, as applicable, as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results and make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics and Non-GAAP Financial Measures.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward‑looking statements. We intend such forward‑looking statements to be covered by the safe harbor provisions for forward‑looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward‑looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, including, among others, statements regarding the Transactions, expected growth, future capital expenditures, and debt service obligations are forward-looking statements. In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward‑looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include:

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

•	the significant influence the Continuing Equity Owners have over us, including control over decisions that require the approval of stockholders; and

•	the factors set forth under Part I, Item 1A. Risk Factors of our Annual Report.

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward‑looking statements by these cautionary statements.

These forward‑looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward‑looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SMITH DOUGLAS HOMES CORP.

Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$32,778	$19,777
Real estate inventory	234,080	213,104
Deposits on real estate under option or contract	64,770	57,096
Real estate not owned	13,617	16,815
Property and equipment, net	1,634	1,543
Goodwill	25,726	25,726
Deferred tax asset, net	13,054	—
Other assets	15,591	18,631
Total assets	$401,250	$352,692
Liabilities and Stockholders’/Members’ Equity
Liabilities:
Accounts payable	$11,510	$17,318
Customer deposits	8,989	7,168
Notes payable	4,247	75,627
Liabilities related to real estate not owned	13,617	16,815
Accrued expenses and other liabilities	19,371	26,861
Tax receivable agreement liability	10,401	—
Total liabilities	68,135	143,789
Commitments and contingencies (Note 15)
Members’ equity:
Class A units	—	206,303
Class C units	—	2,000
Class D units	—	600
Total members’ equity	—	208,903
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued and outstanding as of March 31, 2024	—	—
Class A common stock, $0.0001 par value – 250,000,000 shares authorized; 8,846,154 shares issued and outstanding as of March 31, 2024	1	—
Class B common stock, $0.0001 par value – 100,000,000 shares authorized; 42,435,897 shares issued and outstanding as of March 31, 2024	4	—
Additional paid-in capital	56,746	—
Retained earnings	2,972	—
Total stockholders’ equity attributable to Smith Douglas Homes Corp.	59,723	—
Non-controlling interests attributable to Smith Douglas Holdings LLC	273,392	—
Total members’/stockholders’ equity	333,115	208,903
Total liabilities and stockholders’/members’ equity	$401,250	$352,692

See accompanying notes to condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.

Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share amounts)

	Three months ended March 31,
	2024	2023
Home closing revenue	$189,209	$168,144
Cost of home closings	139,749	119,611
Home closing gross profit	49,460	48,533

Selling, general and administrative costs	27,541	19,794
Equity in income from unconsolidated entities	(184)	(210)
Interest expense	698	245
Other income, net	(2)	(122)
Income before income taxes	21,407	28,826
Provision for income taxes	921	—
Net income	20,486	$28,826
Net income attributable to non-controlling interests and LLC members prior to IPO	17,514
Net income attributable to Smith Douglas Homes Corp.	$2,972

Period from January 11, 2024 to March 31, 2024
Earnings per share:
Basic	$0.34
Diluted	$0.33
Weighted average shares of common stock outstanding:
Basic	8,846,154
Diluted	51,410,397

See accompanying notes to condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.

Condensed Consolidated Statements of Stockholders’/Members’  Equity
(Unaudited and in thousands, except unit and share amounts)

	Smith Douglas Holdings LLC Members’ Equity (prior to Reorganization Transactions) Note 1						Smith Douglas Homes Corp. Stockholders’ Equity
	Class A Units		Class C Units		Class D Units		Class A Common Stock		Class B Common Stock					Non-Controlling Interests
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity	Amounts	Total Equity
Balance December 31, 2022	111,111	$161,911	2,000	$2,000	600	$600									$164,511
Distributions	—	(27,268)	—	(20)	—	(27)									(27,315)
Net income	—	28,779	—	20	—	27									28,826
Balance March 31, 2023	111,111	$163,422	2,000	$2,000	600	$600									$166,022

Balance December 31, 2023	111,111	$206,303	2,000	$2,000	600	$600									$208,903
Distributions	—	(16,259)	—	—	—	—									(16,259)
Net loss prior to Reorganization Transactions and IPO	—	(1,160)	—	—	—	—									(1,160)
Reorganization Transactions	(111,111)	(188,884)	—	—	—	—	—	$—	44,871,794	$4	$—	$—	$4	$188,884	$4
IPO and Related Transactions	—	—	(2,000)	(2,000)	(600)	(600)	8,846,154	1	(2,435,897)	—	53,093	—	53,094	65,834	116,328
Increase in deferred tax asset from IPO and Related Transactions	—	—	—	—	—	—	—	—	—	—	2,761	—	2,761	—	2,761
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	892	—	892	—	892
Net income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	2,972	2,972	18,674	21,646
Balance March 31, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$56,746	$2,972	$59,723	$273,392	$333,115

See accompanying notes to condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$20,486	$28,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	341	250
Accrued incentive compensation expense	663	395
Share-based payment expense	892	—
Amortization of debt issuance costs	297	169
Equity in earnings from unconsolidated entities	(184)	(210)
Distributions of income from unconsolidated entities	222	272
Noncash lease expense	142	113
Provision for deferred income taxes	108	—
Other	(2)	—
Changes in assets and liabilities:
Real estate inventory	(17,778)	(5,162)
Deposits on real estate under option or contract	(7,674)	(1,034)
Other assets	4,414	1,286
Accounts payable	(5,808)	3,685
Customer deposits	1,821	434
Accrued expenses and other liabilities	(7,213)	(2,469)
Net cash (used in) provided by operating activities	(9,273)	26,555

Cash flows from investing activities:
Purchases of property and equipment	(435)	(201)
Distributions of capital from unconsolidated entities	—	205
Other	5	34
Net cash (used in) provided by investing activities	(430)	38

Cash flows from financing activities:
Issuance of Class A common stock in IPO, net of underwriting discount	172,765	—
Issuance of Class B common stock	4	—
Payment of offering costs	(6,264)	—
Redemption of Class C and D units	(2,600)	—
Purchase of LLC interests from Continuing Equity Owners	(47,573)	—
Borrowings under revolving credit facility	13,000	15,000
Repayments under revolving credit facility	(84,380)	(30,000)
Payments on notes payable	(2)	(1)
Payments on notes payable related party	(938)	(25)
Proceeds from sales of real estate not owned	352	294
Payments related to repurchases of real estate not owned	(3,550)	(1,753)
Distributions to members of Smith Douglas Holdings LLC	(16,259)	(27,315)
Payment of debt issuance costs	(1,851)	—
Net cash provided by (used in) financing activities	22,704	(43,800)

Net increase (decrease) in cash and cash equivalents	13,001	(17,207)
Cash and cash equivalents, beginning of period	19,777	29,601
Cash and cash equivalents, end of period	$32,778	$12,394

See accompanying notes to condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.

Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited, in thousands)

	Three months ended March 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest, net of amounts capitalized	$897	$187

Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Description of business and summary of significant accounting policies:

Nature of business

Smith Douglas Homes Corp. (the Company) was incorporated in the state of Delaware on June 20, 2023 (Date of Formation) for the purpose of facilitating an initial public offering (IPO) of its common stock and executing other related transactions in order to carry on the business of Smith Douglas Holdings LLC and its consolidated subsidiaries as a publicly-traded entity.

The Company is a builder of single-family homes in communities in certain markets in the southeastern and southwestern United States. The Company’s homes and communities are primarily targeted to first-time and empty-nest homebuyers. The Company currently operates in metropolitan Atlanta, Birmingham, Charlotte, Huntsville, Nashville, Raleigh and Houston. The Company operates a land-light business model whereby the Company typically purchases finished lots via lot-option contracts from various third-party land developers or land bankers. Additionally, the Company offers title insurance services through an unconsolidated title company.

Initial Public Offering and Reorganization Transactions

The Company successfully closed an IPO of 8,846,154 shares of Class A common stock at a public offering price of $21.00 per share on January 16, 2024, which included 1,153,846 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. The net proceeds from the IPO aggregated approximately $172.8 million. Shares of Class A common stock began trading on the New York Stock Exchange under the ticker symbol "SDHC" on January 11, 2024.

In connection with the IPO, Smith Douglas Holdings LLC amended and restated its existing limited liability company agreement to, among other things, (i) recapitalize all existing ownership interests in Smith Douglas Holdings LLC into 44,871,794 LLC Interests (before giving effect to the use of proceeds from the IPO, as described below), (ii) appoint Smith Douglas Homes Corp. as the sole managing member of Smith Douglas Holdings LLC upon its acquisition of LLC Interests in connection with the IPO, and (iii) provide certain redemption rights to the owners of the LLC Interests in Smith Douglas Holdings LLC, exclusive of the Company (the Continuing Equity Owners).

Simultaneously, Smith Douglas Homes Corp. amended and restated its certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of Class A common stock entitling its holder to one vote per share on all matters presented to the stockholders generally; (ii) for Class B common stock, with each share of Class B common stock entitling its holder to ten votes per share on all matters presented to the stockholders generally, until the aggregate number of shares of Class B common stock then outstanding is less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding (Sunset Date), and from and after the occurrence of the Sunset Date, each share of Class B common stock will entitle its holder to one vote per share on all matters presented to the stockholders generally; (iii) that shares of Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees; and (iv) for preferred stock, which can be issued by the board of directors in one or more series without stockholder approval. As a result, Smith Douglas Homes Corp. became a holding company and the sole managing member of Smith Douglas Holdings LLC and controls the business and affairs of Smith Douglas Holdings LLC. After giving effect to the use of net proceeds as described below, Smith Douglas Homes Corp. issued 42,435,897 shares of Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration.

Subsequent to the IPO, Smith Douglas Homes Corp. used the net proceeds to: (i) purchase 6,410,257 newly issued LLC Interests for approximately $125.2 million directly from Smith Douglas Holdings LLC at a price per unit equal to $21.00 per share (IPO price) of Class A common stock less the underwriting discount; and (ii) purchase 2,435,897 LLC Interests from the Continuing Equity Owners on a pro rata basis for $47.6 million in aggregate at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount.

Basis of presentation

In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), since the Continuing Equity Owners continue to hold a controlling interest in Smith Douglas Holdings LLC after the IPO (i.e., there was no change in control of Smith Douglas Holdings LLC), the financial statements of the combined entity represent a continuation of the financial position and results of operations of Smith Douglas Holdings LLC. Accordingly, the historical cost basis of assets, liabilities, and equity of Smith Douglas Holdings LLC are carried over to the condensed consolidated financial statements of the combined company as a common control transaction.

The accompanying unaudited condensed consolidated financial statements for the periods prior to the Reorganization Transactions and IPO have been presented to combine the previously separate entities. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the Securities and Exchange Commission for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. A reclassification to the interim condensed consolidated financial statements and notes has been made to the prior year amount to conform to the current year presentation, which is not material.

These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, interim results are not necessarily indicative of results for the full fiscal year.

Principles of consolidation and non-controlling interests

The accompanying condensed consolidated financial statements include the accounts of Smith Douglas Homes Corp. and Smith Douglas Holdings LLC and its wholly-owned subsidiaries. Smith Douglas Holdings LLC is considered a variable interest entity and Smith Douglas Homes Corp. is the primary beneficiary and sole managing member of Smith Douglas Holdings LLC and has decision making authority that significantly affects the performance of the entity. Accordingly, the Company consolidates Smith Douglas Holdings LLC and reports non-controlling interests representing the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners.

All intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated entities in which the Company has less than a controlling financial interest are accounted for using the equity method.

The non-controlling interests in the condensed consolidated statement of income for the three months ended March 31, 2024 represent the portion of earnings attributable to the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners. The non-controlling interests in the condensed consolidated balance sheet as of March 31, 2024 represent the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2024, the non-controlling interests were 82.7%.

Use of estimates in the preparation of condensed consolidated financial statements

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

The acquisition method of accounting also requires the Company to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If the Company is required to adjust provisional amounts that have been recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on the Company’s financial condition and results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record future impairment charges.

Note 19 describes the business combination completed during the year ended December 31, 2023 and the estimates, assumptions used, and areas for which the acquisition accounting is not yet finalized.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2024 and December 31, 2023, the majority of cash and cash equivalents were in demand deposit accounts with major financial institutions. At various times throughout the year, the Company may have cash deposited with these financial institutions that exceeds federally insured limits, and the Company could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions. To date, the Company has experienced no loss or diminished access to cash in its demand deposit accounts.

Real estate inventory

Real estate inventory consists primarily of the capitalized costs of finished homes, homes under construction, and residential lots. The Company includes the costs of lot acquisitions, development, direct home construction, capitalized interest, closing costs and direct and certain indirect overhead costs incurred during home construction in real estate inventory.

Real estate inventory is stated at cost unless a community is determined to be impaired, at which point the inventory is written down to fair value as required by ASC Topic 360‑10, Property, Plant, and Equipment. The Company reviews its real estate inventory for indicators of potential impairment on a quarterly basis at the community level considering market and economic conditions, current sales absorption rates and recent profitability of new home sales. When an indicator of impairment is identified, the Company prepares and analyzes cash flows at the community level on an undiscounted basis. If the undiscounted cash flows are less than the community’s carrying value, the Company generally estimates the fair value using the estimated future discounted cash flows of the respective community. A community with a fair value less than its carrying value is written down to such fair value and resulting losses are reported within cost of home closings in the accompanying condensed consolidated statements of income. No impairments were recognized during the three months ended March 31, 2024 and 2023.

Deposits on real estate under option or contract

Deposits paid related to land and lot option purchase contracts are recorded and classified as deposits on real estate under option or contract until the related lots are purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are nonrefundable, deposits are expensed to cost of home closings if the option agreement is terminated or lot acquisition is no longer considered probable. There were no write offs of deposits associated with terminated option contracts during the three months ended March 31, 2024 and 2023. Since the Company’s land and lot option contracts typically do not require specific performance, the Company does not consider such contracts to be contractual obligations to purchase the lots and total exposure to loss under such contracts is limited to nonrefundable deposits and any capitalized preacquisition costs. See Note 10 for information on land and lot option contracts.

Real estate not owned

In limited circumstances, the Company may sell finished lots it owns to a land banker and simultaneously enter into an option agreement to repurchase those finished lots. In accordance with ASC 606‑10‑55‑70, these transactions are considered a financing arrangement rather than a sale because of the Company’s options to repurchase these parcels at a higher price. As of March 31, 2024 and December 31, 2023, approximately $13.6 million and $16.8 million, respectively, was recorded to real estate not owned, with a corresponding amount of approximately $13.6 million and $16.8 million, respectively, recorded to liabilities related to real estate not owned for the remaining balance of net cash received from the transactions for lots not yet repurchased (see Note 16 for information on transactions with related parties). The liabilities related to real estate not owned are excluded from the Company’s debt covenant calculations.

Investments in unconsolidated entities

Investments in unconsolidated entities, in which the Company has an ownership percentage interest or otherwise exercises significant influence, are accounted for under the equity method of accounting and are carried at cost, adjusted for the Company’s proportionate share of earnings or losses and distributions. Such investments are included in other assets in the accompanying condensed consolidated balance sheets. For cash flow classification, to the extent distributions do not exceed cumulative earnings, the Company designates such distributions as return on capital. Distributions in excess of cumulative earnings are treated as return of capital.

The Company regularly reviews its investments in unconsolidated entities to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. There were no other-than-temporary impairments of investments in unconsolidated entities recognized during the three months ended March 31, 2024 and 2023.

Property and equipment

Property and equipment are recorded at cost. Depreciation is generally recorded using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and betterments are capitalized. The cost of property and equipment sold or otherwise disposed of, and the accumulated depreciation thereon, is eliminated from the property and equipment and accumulated depreciation accounts, and gains and losses are reflected in other income in the accompanying condensed consolidated statements of income.

Other assets

Other assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Development reimbursement receivables from land bankers (Note 10)	$6,231	$10,550
Debt issuance costs, net of accumulated amortization	1,691	721
Prepaid insurance and other expenses	2,692	3,481
Operating lease right-of-use assets	1,647	1,789
Other assets	3,330	2,090
Total other assets	$15,591	$18,631

Debt issuance costs represent the fees associated with the Company’s revolving credit facility. These costs are recorded in the accompanying condensed consolidated balance sheets within other assets and amortized using the straight-line method over the term of the credit facility. As of March 31, 2024 and December 31, 2023, debt issuance costs net of accumulated amortization totaled approximately $1.7 million and $0.7 million, respectively. Amortization of debt issuance costs was approximately $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, and is included in interest expense in the accompanying condensed consolidated statements of income.

Goodwill

Goodwill totaled $25.7 million as of March 31, 2024 and December 31, 2023, respectively, and represents the excess of the purchase price of the Devon Street acquisition (see Note 19) above the preliminary estimate of fair value of the net assets acquired at the acquisition date. The Company assesses goodwill for impairment each year as of October 1 and between annual evaluations if events or circumstances change that would more likely than not reduce the fair value of the reporting unit to which the goodwill was assigned below its carrying amount. When evaluating goodwill for impairment, the Company may perform the optional qualitative assessment by considering factors including macroeconomic conditions, industry and market conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will perform quantitative impairment testing by comparing the fair value of a reporting unit with its carrying amount. The Company performed its annual impairment assessment for goodwill as of October 1, 2023 and concluded there was no impairment of the recorded balance. As of March 31, 2024 and December 31, 2023, no events or changes in circumstances indicate the carrying value may not be recoverable.

Warranty reserves

Homebuyers are provided with a limited warranty against certain building defects for up to one year after the home closing and a limited warranty against structural claims for up to 10 years after the home closing. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time revenue is recognized. Such costs primarily include repairs of minor construction and cosmetic defects associated with homeowner claims. The Company estimates warranty reserves based on historical data and trends for its communities and periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Warranty reserves are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets, and additions and adjustments to the reserves are included in cost of home closings within the accompanying condensed consolidated statements of income. Actual warranty costs could differ from the current estimates.

Leases

ASC Topic 842, Leases, provides practical expedients and accounting policy elections for ongoing lease accounting. The Company has elected the recognition exemption for short-term leases for all leases that qualify. Under this exemption, the Company will not recognize right-of-use (ROU) assets or lease liabilities for those leases that qualify as a short-term lease (a lease term of 12 months of less), which includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company has also elected the practical expedient to not separate lease and non-lease components for all existing asset classes.

Revenue recognition

The Company recognizes revenue when a home closes with a homebuyer, which is the time at which title and possession of the property are transferred to that homebuyer and all cash consideration due from the homebuyer is received. The Company’s performance obligation, to deliver the home, is generally satisfied in less than one year from the original contract date.

When the Company executes sales contracts with its homebuyers, or when it requires advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. The Company either retains or refunds to the customer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. As of March 31, 2024 and December 31, 2023, customer deposits totaled $9.0 million and $7.2 million, respectively. Substantially all customer deposits are recognized in revenue within one year of being received from homebuyers.

Cost of home closings

Cost of home closings includes the costs of lot acquisition, development, direct home construction, capitalized interest, closing costs, direct and certain indirect overhead costs and estimated warranty for the homes. Estimates of costs incurred or to be incurred but not paid are accrued and expensed at the time of closing.

Share-based payments

Equity-based compensation is accounted for as an expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP which requires compensation cost for the grant-date fair value of equity-based awards to be recognized over the requisite service period. The Company accounts for forfeitures when they occur, and any compensation expense previously recognized on unvested equity-based awards will be reversed when forfeited. The fair value of restricted stock units (RSUs) is based on the fair value of the Class A common stock at the time of grant.

Income taxes

After consummation of the IPO, Smith Douglas Homes Corp. became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Smith Douglas Holdings LLC assessed at the prevailing corporate tax rates.  Smith Douglas Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes since the taxable income or loss is passed through to its members. Smith Douglas Holdings LLC incurs liabilities for certain state taxes payable directly by it, which are not significant and for which the expense is included in the provision for income taxes in the accompanying condensed consolidated statement of income for the three months ended March 31, 2024 and in selling, general and administrative costs in the accompanying condensed consolidated statement of income for the three months ended March 31, 2023.

In calculating the provision for interim income taxes, in accordance with ASC Topic 740, Income Taxes, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period.

For annual periods, income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of March 31, 2024 and December 31, 2023, there were no known items which would result in a significant accrual for uncertain tax positions.

Tax receivable agreement

In connection with the IPO and related transactions, the Company entered into a Tax Receivable Agreement (TRA) with Smith Douglas Holdings LLC and the Continuing Equity Owners that will provide for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes Corp. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments described in Note 14 as such savings are realized.

In addition to tax expenses, the Company will also make payments under the TRA, which are expected to be significant. The Company will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing Equity Owners by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of the purchase or redemption. Further, the Company will evaluate the likelihood that it will realize the benefit represented by the deferred tax asset and, to the extent that management estimates that it is more likely than not that the Company will not realize the benefit, the Company will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to stockholders’ equity, and the effects of changes in any estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Judgement is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements. A change in the Company’s assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact results.

Advertising costs

The Company expenses advertising costs as they are incurred. Advertising expense, which is included in selling, general and administrative costs in the accompanying condensed consolidated statements of income, was approximately $1.2 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

Recent rules and accounting pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for the Company for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. The Company is currently evaluating the impact ASU 2023-07 will have on its financial statement disclosures.

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which requires expanded disclosure of the Company’s income rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning after January 1, 2025. The Company is currently evaluating the impact ASU 2023-09 will have on its financial statement disclosures.

In March 2024, the Securities and Exchange Commission (SEC) adopted the final rules that will require certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules include a requirement to disclose material climate-related risks, descriptions of board oversight and risk management activities, the material impacts of these risks on a registrants' strategy, business model and outlook, and any material climate-related targets or goals, as well as material effects of severe weather events and other natural conditions and greenhouse gas emissions. Prior to the stay in the new rules, they would have been effective for annual periods beginning January 1, 2025, except for the greenhouse gas emissions disclosure which would have been effective for annual periods beginning January 1, 2026. The Company is currently evaluating the impact of these rules on its disclosures.

Note 2 ‑ Real estate inventory and capitalized interest:

A summary of real estate inventory is as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Lots held for construction	$59,149	$32,184
Homes under construction, completed homes and model homes	174,931	180,920
Total real estate inventory	$234,080	$213,104

The Company capitalizes into real estate inventory interest costs incurred on homes under construction during the construction period until substantial completion. The Company does not capitalize interest on homes where construction has been suspended.

A summary of capitalized interest is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Capitalized interest, beginning of period	$1,338	$1,117
Interest incurred	939	510
Interest expensed	(698)	(245)
Interest charged to cost of home closings	(721)	(603)
Capitalized interest, end of period	$858	$779

Note 3 ‑ Property and equipment:

Property and equipment consists of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Automobiles	$49	$49
Airplanes	1,143	1,141
Furniture and fixtures	4,153	3,755
Computer equipment	40	40
	5,385	4,985
Less: Accumulated depreciation and amortization	(3,751)	(3,442)
Net property and equipment	$1,634	$1,543

Depreciation expense was $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

Note 4 – Notes payable:

As of March 31, 2024, the Company has a $250.0 million unsecured revolving credit facility that was entered into concurrently with the IPO (the Amended Credit Facility), which replaced the previous $175.0 million unsecured revolving credit facility. The Amended Credit Facility matures in January 2027, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments, and provides that up to $20.0 million may be used for letters of credit.

The borrowings and letters of credit outstanding under the Amended Credit Facility may not exceed the borrowing base as defined in the Amended Credit Facility. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company.

Borrowings under the Amended Credit Facility bear interest, at the borrower’s option, at either a base rate or Secured Overnight Financing Rate (which may be a daily simple rate or based on 1-, 3- or 6-month interest periods, in each case at the borrower’s option), plus an applicable margin. The applicable margin ranges from 2.35% to 3.00% based on the Company’s leverage ratio as determined in accordance with a pricing grid defined in the Amended Credit Facility. Interest is payable in arrears on the last business day of each month or at the end of each 1, 3 or 6month interest period, as applicable. As of March 31, 2024, the interest rate on outstanding borrowings under the Amended Credit Facility was 7.76%.  Borrowings under the previous credit facility bore interest at the Prime Rate, as defined, plus an applicable margin ranging from minus (25) basis points to 20 basis points based on the Company’s leverage ratio as determined in accordance with a pricing grid. As of December 31, 2023, the interest rate on outstanding borrowings was 8.25%.

The Amended Credit Facility contains certain financial covenants, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $130.0 million, (b) 32.5% of pre‑tax income earned in any fiscal quarter after June 30, 2023, (c) 75% of the equity proceeds of Smith Douglas Homes Corp. from the IPO and (d) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after the IPO, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.0, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restricts certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility.

As of March 31, 2024, there were no outstanding borrowings under the Amended Credit Facility. As of December 31, 2023, outstanding borrowings under the previous credit facility totaled $71.0 million. As of March 31, 2024 and December 31, 2023, there were no outstanding letters of credit. Availability as determined in accordance with the Borrowing Base, as defined, totaled approximately $118.5 million as of March 31, 2024.

On July 31, 2023, the Company entered into a three-year seller note payable of $5.0 million as part of the consideration for the acquisition of Devon Street Homes, L.P., which bears interest at 8% per annum. The seller note is payable in quarterly installments of principal and accrued interest beginning September 30, 2023 through maturity on September 30, 2026. The seller is currently employed as the division president of the Houston division.

The Company also has loans payable to banks collateralized by vehicles purchased from the proceeds of the loans with an outstanding balance of $7,000 and $8,000 as of March 31, 2024 and December 31, 2023, respectively, which are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Future maturities of notes payable to third parties, including borrowings under the Amended Credit Facility, are as follows as of March 31, 2024 (in thousands):

Year ending December 31,
2024 (1)	$1,187
2025	1,696
2026	1,364
$4,247

(1)	Remaining payments are for the nine months ending December 31, 2024.

Note 5 ‑ Accrued expenses and other liabilities:

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Payroll and related liabilities	$3,378	$8,707
Accrued incentive compensation	1,724	1,842
Warranty reserves	2,978	2,839
Lease liabilities	1,698	1,837
Due to related parties and notes payable – related party	—	938
Accruals related to real estate development and other liabilities	6,247	7,416
Contingent consideration	3,346	3,282
Total accrued expenses and other liabilities	$19,371	$26,861

Note 6 ‑ Warranty reserves:

A summary of the activity in the Company’s warranty liability account is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$2,839	$2,071
Additions to reserves from new home closings	382	336
Warranty claims	(143)	(129)
Adjustments to pre‑existing reserves	(100)	(21)
Balance, end of period	$2,978	$2,257

Note 7 ‑ Accrued incentive compensation:

The Company has incentive compensation agreements in place with certain employees, whereby a portion of the employee’s annual bonus is paid over a three-year period. The long-term incentive compensation vests annually over the three-year period and is forfeited if the employee leaves without good reason or is terminated for cause. All long-term incentive compensation vests immediately upon a change in control. The Company recognized $0.7 million and $0.4 million of deferred compensation expense related to these incentive compensation agreements during the three months ended March 31, 2024 and 2023, respectively, which is included within selling, general and administrative costs in the accompanying condensed consolidated statements of income. As of March 31, 2024 and December 31, 2023, the Company had accumulated a total liability of approximately $1.7 million and $1.8 million, respectively, related to the incentive compensation agreements, which is included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Note 8 ‑ Leases:

The Company leases certain office space and equipment for use in its operations. The Company assesses each of these contracts to determine whether the arrangement contains a lease as defined by ASC Topic 842. In order to meet the definition of a lease under ASC Topic 842, the contractual arrangement must convey to the Company the right to control the use of an identifiable asset for a period of time in exchange for consideration. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some leases contain renewal options and, in accordance with ASC Topic 842, the lease term includes those renewals only to the extent that they are reasonably certain to be exercised.

In accordance with ASC Topic 842, the lease liability is equal to the present value of the remaining lease payments while the ROU asset is based on the lease liability, subject to adjustment, such as for lease incentives. The Company’s leases do not provide a readily determinable implicit interest rate and, therefore, the Company must estimate its incremental borrowing rate. In determining an appropriate incremental borrowing rate, the Company considers the lease period, market interest rates, current interest rates on the Company’s notes payable and the effects of collateralization.

The Company’s lease population as of March 31, 2024 and December 31, 2023 is comprised of operating leases where the Company is the lessee, and these leases are primarily for office space for corporate and division offices, as well as certain equipment leases.

Lease cost included in the accompanying condensed consolidated statements of income as a component of selling, general and administrative costs is presented in the table below (in thousands).

	Three months ended March 31,
	2024	2023
Operating leases costs	$170	$143
Variable lease costs - operating	$36	$40

ROU assets are included within other assets and lease liabilities are included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The following table presents additional information about the Company’s leases (dollars in thousands):

	March 31, 2024	December 31, 2023
ROU assets	$1,647	$1,789
Lease liabilities	$1,698	$1,837
Weighted average remaining lease term (in months)	47	49
Weighted average discount rate	6.41%	6.40%

As of March 31, 2024, the future minimum payments required under operating leases are as follows (in thousands):

Year ending December 31,
2024 (1)	$414
2025	473
2026	412
2027	368
2028	251
Total lease payments	1,918
Less: imputed interest	(220)
Total lease liabilities	$1,698

(1)	Remaining payments are for the nine months ending December 31, 2024.

Note 9 ‑ Investments in unconsolidated entities:

The Company has non‑controlling equity interests in various entities. The Company uses the equity method of accounting for these investments. The Company’s proportionate share of the entities’ income during the three months ended March 31, 2024 and 2023 was approximately $0.2 million. The entities also distributed approximately $0.2 million and $0.5 million to the Company during the three months ended March 31, 2024 and 2023, respectively, resulting in a total equity investment of approximately $0.1 million as of March 31, 2024 and December 31, 2023.

The Company does not consolidate the investments because the Company does not have a controlling interest in them.

Note 10 ‑ Variable interest entities:

The Company enters into lot option agreements to procure finished lots for the construction of homes in the future. Pursuant to these option agreements, the Company generally provides a deposit to the seller as consideration for the right to purchase lots at different times in the future at predetermined prices. Such contracts enable the Company to defer acquiring portions of properties owned by third parties or unconsolidated entities until the Company has determined whether and when to exercise the option, which may serve to reduce the Company’s financial risks associated with long‑term land holdings.

Based on the provisions of the relevant accounting guidance, the Company has concluded that when it enters into an option or purchase agreement to acquire lots from an entity, a variable interest entity (VIE) may be created. The Company evaluates all option and purchase agreements and amendments for land to determine if the related entity is a VIE. As required by ASC Topic 810, Consolidation, the Company assesses whether it is the primary beneficiary for each VIE.

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

If the Company does not control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company has the ability to control such activities, the Company will continue its analysis by determining if the Company is also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will benefit from a potentially significant amount of the VIE’s expected gains. As of March 31, 2024 and December 31, 2023, the Company was not identified as the primary beneficiary of any VIEs associated with option and purchase agreements. Therefore, no such VIEs required consolidation under ASC Topic 810.

In all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss in option agreements is limited to the Company’s option deposits and any capitalized pre‑acquisition costs. In certain instances where the Company has entered into option agreements to purchase finished lots from a land banker, the Company may also enter into an agreement to complete the development of the lots on behalf of the land banker at a fixed cost. The Company may be at risk for items over budget related to the development of the property under option. Any unpaid amounts under these development agreements are recorded as development reimbursement receivables from land bankers and are included in other assets (see Note 1 for information on other assets).

As of March 31, 2024, the Company had deposits of $64.8 million related to land option agreements with an aggregate remaining purchase price of $742.6 million. As of December 31, 2023, the Company had deposits of $57.1 million related to land option agreements with an aggregate remaining purchase price of $652.1 million.

Deposits on option contracts are included in deposits on real estate under option or contract, and investments in option contracts with unconsolidated entities are included in investments in unconsolidated entities within other assets in the accompanying consolidated balance sheets.

For lot option contracts where the lot seller entity is not required to be consolidated under the variable interest model, the Company considers whether such contracts should be accounted for as financing arrangements. Lot option contracts that may be considered financing arrangements include those entered into with third‑party land banks or developers in conjunction with such third parties acquiring a specific land parcel(s) on the Company’s behalf, at the Company’s direction, and those with other landowners where the Company or its designee makes improvements to the optioned land parcel(s) during the applicable option period. For these lot option contracts, the Company records the remaining purchase price of the associated land parcel(s) in inventory in its consolidated balance sheets with a corresponding financing obligation if the Company determines that it is effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contracts, the Company considers the non‑refundable deposit(s), any capitalized pre‑acquisition costs and additional costs associated with abandoning the contract.

As a result of such evaluations of lot option contracts, no lot option contracts were determined to be financing arrangements for which the remaining purchase price should be recorded as a financing obligation in the accompanying consolidated balance sheets.

Note 11 - Stockholders’/ members’ equity:

The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of March 31, 2024:

	Authorized	Issued & Outstanding	Votes per share	Economic Rights
Preferred stock	10,000,000	None

Common stock:
Class A	250,000,000	8,846,154	1	Yes
Class B	100,000,000	42,435,897	10(1)	No

(1)
Each share of Class B common stock entitles its holders to ten votes per share on all matters presented to the stockholders and on which the holders of the Class B common stock are entitled to vote; provided, that each share of Class B common stock will only be entitled to one vote per share on all matters presented to the stockholders generally upon the Sunset Date.

The following table summarizes Class A common stock reserved for issuances as of March 31, 2024:

Conversion of LLC Interests held by Continuing Equity Owners	42,435,897
RSUs	2,051,282
Total	44,487,179

The Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through March 31, 2024, no series of preferred stock have been issued.

Holders of shares of Class A common stock are entitled to receive dividends when and if declared by the board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive pro rata the remaining assets available for distribution. Holders of shares of Class A common stock do not have preemptive, subscription, redemption, or conversion rights. There are no redemption or sinking fund provisions applicable to the Class A common stock.

Except in certain limited circumstances, holders of Class B common stock do not have any right to receive dividends or to receive a distribution upon dissolution or liquidation. Additionally, holders of shares of Class B common stock do not have preemptive, subscription or redemption rights. There are no redemption or sinking fund provisions applicable to the Class B common stock. Any amendment of the Company’s amended and restated certificate of incorporation that gives holders of Class B common stock (1) any rights to receive dividends or any other kind of distribution, (2) any right to convert into or be exchanged for shares of Class A common stock, or (3) any other economic rights (except for payments in cash in lieu of receipt of fractional stock) will require, in addition to any stockholder approval required by applicable law, the affirmative vote of holders of a majority of the voting power of the outstanding shares of Class A common stock voting separately as a class. The Company must, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by Smith Douglas Homes Corp. and the number of LLC Interests owned by Smith Douglas Homes Corp., and (ii) maintain a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by them.

Shares of Class B common stock will be issued in the future only to the extent necessary to maintain a one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock issued to the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Only permitted transferees of LLC Interests held by the Continuing Equity Owners will be permitted transferees of Class B common stock. Shares of Class B common stock automatically transferred to Smith Douglas Homes Corp. upon the redemption or exchange of their LLC Interests pursuant to the terms of the Smith Douglas LLC Agreement will be canceled and may not be reissued.

As of March 31, 2024, Smith Douglas Homes Corp. holds a 17.3% economic interest in Smith Douglas Holdings LLC through its ownership of 8,846,154 LLC Interests but consolidates Smith Douglas Holdings LLC as sole managing member. The remaining 42,435,897 LLC Interests representing an 82.7% interest are held by the Continuing Equity Owners and presented in the condensed consolidated financial statements as non-controlling interests.

The LLC Interests held by Continuing Equity Owners include a redemption right which may be settled by the Company, at the Company’s election, through the (1) issuance of a new share of Class A Common Stock for each LLC Interest redeemed or (2) settled by cash proceeds received from a qualifying offering of Class A Common Stock. The LLC Interests are not classified as temporary equity as the cash settlement is limited to the proceeds from a new offering of Class A Common Stock which is equity-classified.

Distributions to Members Related to Their Income Tax Liabilities

As a limited liability company treated as a partnership for income tax purposes, Smith Douglas Holdings LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Smith Douglas Holdings LLC is required to distribute cash, to the extent that Smith Douglas Holdings LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Smith Douglas Holdings LLC taxable earnings. Smith Douglas Holdings LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Before the IPO, Smith Douglas Holdings LLC made tax distributions to the Continuing Equity Owners totaling approximately $14.5 million and $19.5 million for the three months ended March 31, 2024 and 2023, respectively. Subsequent to March 31, 2024, Smith Douglas Holdings LLC made tax distributions to the Continuing Equity Owners totaling approximately $6.4 million.

Redemption of Class C & Class D Units

On January 16, 2024, after the IPO, Smith Douglas Holdings LLC redeemed all of its Class C and Class D Units at an aggregate redemption price of $2.6 million.

Note 12 - Share-based payments:

In connection with the IPO, the stockholders approved the 2024 Incentive Award Plan (the 2024 Plan), which became effective on January 10, 2024. The 2024 Plan generally is administered by the board of directors of with respect to awards to non-employee directors and by the compensation committee with respect to other participants and authorizes the Company to grant incentive stock-based awards.

Under the 2024 Plan, 2,051,282 shares of Class A common stock were initially reserved for issuance, which shares may be granted pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, RSUs, and other equity-based awards. The number of shares initially reserved for issuance pursuant to awards under the 2024 Plan includes an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on January 1, 2034, equal to (a) a number of shares of Class A common stock equal to 1% of the aggregate number of shares of Class A and Class B common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares of Class A common stock as determined by the board of directors. No more than 10,000,000 shares of Class A common stock may be issued upon the exercise of incentive stock options. As of March 31, 2024, 1,610,555 shares of Class A common stock are available for future grant under the 2024 Plan.

In January 2024, the Company granted an aggregate of 440,727 RSUs to certain of the Company’s executives, directors, and employees under the 2024 Plan with an aggregate grant date fair value of $9.3 million. The awards vest in full upon the one-year anniversary of the closing date of the IPO, subject to the employee’s continued employment or the director’s continued service, with the exception of one executive’s award that will vest in six equal installments on each of the first six anniversaries of the closing date of the IPO, subject to the employee’s continued employment through the applicable vesting date. Additionally, vesting is subject to certain change in control and qualifying termination provisions as provided in the award agreements.

As of March 31, 2024, all of the RSUs are outstanding and remain unvested. The fair value of the RSUs of $21.00 per unit was based on the fair value of a share of Class A common stock at the time of the IPO. Total compensation expense for RSUs was approximately $0.9 million for the period from January 11, 2024 to March 31, 2024, and is included in selling, general and administrative costs in the accompanying condensed consolidated statement of income for the three months ended March 31, 2024.

The unamortized compensation cost related to RSUs of approximately $8.4 million as of March 31, 2024 is expected to be recognized over a weighted-average period of approximately 2.2 years.

Note 13 ‑ Employee benefit plan:

The Company has a defined contribution 401(k) plan, which is offered to all employees who have attained the age of 21 and meet the minimum service requirements as defined in the plan document. Employer contributions under the plan are at management’s discretion. During the three months ended March 31, 2024 and 2023, employer contributions to the plan totaled approximately $0.4 million and $0.3 million, respectively, and are included within selling, general and administrative costs in the accompanying condensed consolidated statements of income. Participants are immediately vested in all contributions and earnings thereon.

Note 14 - Income taxes and tax receivable agreement:

Smith Douglas Homes Corp. is taxed as a subchapter C corporation and is subject to federal and state income taxes. Smith Douglas Homes Corp.’s sole material asset is its ownership interest in Smith Douglas Holdings LLC, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Smith Douglas Holdings LLC’s net taxable income and related tax credits, if any, are passed through to its members and included in the members’ tax returns. The income tax burden on the earnings taxed to the non-controlling interest holders is not reported by the Company in its condensed consolidated financial statements under U.S. GAAP.

The estimated annual effective tax rate for the year ending December 31, 2024 is 25.0%. The difference between the estimated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to income allocable to non-controlling interests, which is not taxable, and state income taxes.

The Company’s income tax provision was $0.9 million for the period from January 11, 2024 to March 31, 2024. As the IPO occurred during the quarter ended March 31, 2024, and the Company had no business transactions or activities prior to the IPO, no amounts related to the provision for income taxes were incurred for the period from January 1, 2024 to January 10, 2024.

On January 11, 2024, the Company recorded a deferred tax asset of $12.2 million resulting from the step-up in basis allowed under Section 743(b) and 197 of the Internal Revenue Code related to the purchase of 2,436 LLC Interests from the Continuing Equity Owners discussed in Note 1, Description of business and summary of significant accounting policies, which is expected to be amortized over the useful lives of the underlying assets. The Company also recorded a deferred tax asset of $17.6 million resulting from the outside basis difference related to its investment in Smith Douglas Holdings LLC by applying the look-through method to record the Company's proportionate share of inside basis differences within Smith Douglas Holdings LLC. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, management has recorded a valuation allowance of $16.7 million for certain deferred tax assets the Company has determined are not more likely than not to be realized. The initial deferred tax asset of $17.6 million for the investment in Smith Douglas Holdings LLC and the related valuation allowance of $16.7 million were recorded against additional paid-in capital and included within increase in deferred tax asset from IPO and related transactions in the condensed consolidated statements of stockholders’/members’ equity.

As each of the Continuing Equity Owners elects to convert their LLC Interests into Class A common stock, Smith Douglas Homes Corp. will succeed to their aggregate historical tax basis which will create a net tax benefit to the Company. These tax benefits are expected to be amortized over 15.0 years pursuant to Sections 743(b) and 197 of the Code. The Company will only recognize a deferred tax asset for financial reporting purposes when it is more likely than not that the tax benefit will be realized.

In connection with the IPO and related transactions, the Company entered into a TRA with Smith Douglas Holdings LLC and the Continuing Equity Owners that will provide for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes Corp. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments as such savings are realized.

The purchase of 2,436 LLC Interests from the Continuing Equity Owners triggered a tax basis increase subject to the provisions of the TRA. On January 11, 2024, the date of the purchase, the Company recognized (i) a deferred tax asset in the amount of $12.2 million, (ii) a corresponding estimated liability of $10.4 million to the Continuing Equity Owners representing 85% of the projected tax benefits, and (iii) $1.8 million of additional paid-in capital.

Note 15 ‑ Commitments and contingencies:

The Company is subject to certain contingent liabilities resulting from litigation, claims, and other commitments which arise in the ordinary course of business. Management and legal counsel believe that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or cash flows of the Company. In the normal course of business, the Company posts letters of credit and performance and other surety bonds related to certain development obligations with local municipalities, government agencies and developers. As of March 31, 2024 and December 31, 2023, performance and surety bonds totaled $32.1 million and $26.1 million, respectively. As of March 31, 2024 and December 31, 2023, there were no outstanding letters of credit.

Note 16 ‑ Transactions with related parties:

The Company rents office space under a lease with JBB Cherokee Holdings LLC, an entity affiliated by common ownership. Related party lease cost included in the accompanying consolidated statements of income as a component of selling, general and administrative costs is presented in the table below (in thousands).

	Three months ended March 31,
	2024	2023
Operating lease costs (related party)	$87	$87
Variable lease costs ‑ operating (related party)	$17	$20

As of March 31, 2024, the future minimum payments required under operating leases with related parties are as follows (in thousands):

Year ending December 31,
2024 (1)	$254
2025	347
2026	357
2027	368
2028	251
Total lease payments	1,577
Less: imputed interest	(204)
Total lease liability (related party)	$1,373

(1)	Remaining payments are for the nine months ending December 31, 2024.

Payments under the office lease agreement, along with costs associated with the office space, totaled approximately $0.1 million during each of the three months ended March 31, 2024 and 2023, which is included in selling, general and administrative costs in the accompanying consolidated statements of income.

During each of the three months ended March 31, 2024 and 2023, the Company incurred fees of $0.4 million and $6,000, respectively, in the aggregate from certain entities affiliated by common ownership for use of facilities related to business development and vendor relations, which is included in selling, general and administrative costs in the accompanying consolidated statements of income. The Company paid fees of $3,000 and $6,000 for use of these facilities during each of the three months ended March 31, 2024 and 2023, respectively.

While the Company typically enters into lot option agreements whereby a deposit is provided to the seller, the Company has in the past, in lieu of providing a deposit, invested a minority interest in certain of the land banking entities with which it contracts. During the three months ended March 31, 2023, the Company purchased 26 lots totaling approximately $2.2 million under lot option agreements with unconsolidated land bank entities in which the Company had a non‑controlling ownership interest. There was no such activity during the three months ended March 31, 2024. The Company has identified these entities as VIEs; however, the Company has not been identified as the primary beneficiary of the VIEs and the entities are not consolidated in the accompanying condensed consolidated financial statements (see Note 10 for information related to VIEs).

The Company has entered into lot option transactions with a former member of the Company’s Board of Managers. During the three months ended March 31, 2023, the Company sold 5 finished lots at cost for approximately $0.3 million to the then member of the Company’s Board of Managers. During the three months ended March 31, 2023, the Company purchased 82 lots totaling $4.6 million related to these lot option agreements.

The Company charters aircraft services from companies that are controlled by a related entity of the Company’s managing member. Expenses incurred and paid to these companies under a dry lease agreement for the use of the aircraft for business travel totaled approximately $0.1 million for the three months ended March 31, 2024 and 2023, which are included in selling, general and administrative costs in the accompanying condensed consolidated statements of income.

Historically, since August 2016, one of the members of Smith Douglas Holdings LLC’s Board of Managers was party to a consulting agreement with Smith Douglas Holdings LLC  pursuant to which he provided services to Smith Douglas Holdings LLC in exchange for (i) an annual fee equal to approximately $0.6 million plus (ii) eligibility to earn an annual bonus, subject to the terms and conditions therein. During each of the three months ended March 31, 2024 and 2023, the member of Smith Douglas Holdings LLC’s Board of Managers earned fees under the consulting agreement of approximately $0.1 million, which are included in selling, general and administrative costs in the accompanying condensed consolidated statements of income. As of December 31, 2023, the Company had a balance due to the member of Smith Douglas Holdings LLC’s Board of Managers under the consulting agreement of approximately $0.7 million, which is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. There was no such balance outstanding as of March 31, 2024.

The Company had two uncollateralized notes payable bearing interest at 2.12% and 2.56%, respectively, and other payables to certain related parties for the purchase of airplanes totaling approximately $0.9 million as of December 31, 2023, which are included in accrued expenses and other liabilities in the accompanying 2023 condensed consolidated balance sheet. The notes payable were repaid during the three months ended March 31, 2024.

The Company has related party receivables totaling approximately $0.1 million as of both March 31, 2024 and December 31, 2023 for various expenses paid by the Company on behalf of the related party, which are included in other assets in the accompanying condensed consolidated balance sheets.

As of December 31, 2023, the Company had a balance due to related parties of $11,000 for various expenses paid by the related parties on behalf of the Company, which is included in accrued expenses and other liabilities in the accompanying 2023 condensed consolidated balance sheet. There was no such balance outstanding as of March 31, 2024.

Note 17 ‑ Segment information:

The Company operates one principal homebuilding business that is organized, managed and reported by geographic division. Management of the six geographic divisions report to the Company’s chief operating decision maker (CODM), which consists of the Chief Executive Officer and Chief Financial Officer of the Company. The CODM reviews the results of operations, including, among other things, total revenue and net income to assess profitability and allocate resources. Accordingly, the Company has presented its operations for the following six reportable segments: Alabama, Atlanta, Charlotte, Houston, Nashville, and Raleigh. Each reportable segment follows the accounting policies described in Note 1.

The following tables summarize financial information by segment (in thousands):

	Three months ended March 31,
	2024	2023
Home closing revenue:
Alabama	$39,655	$24,067
Atlanta	62,620	76,174
Charlotte	13,464	12,502
Houston	24,030	—
Nashville	22,030	23,889
Raleigh	27,410	31,512
Total	$189,209	$168,144

	Three months ended March 31,
	2024	2023
Net income (loss):
Alabama	$4,604	$2,241
Atlanta	14,571	19,549
Charlotte	1,624	1,933
Houston	3,366	—
Nashville	2,313	3,231
Raleigh	4,810	7,231
Segment total	31,288	34,185
Corporate (1)	(10,802)	(5,359)
Total	$20,486	$28,826

(1)
Corporate primarily includes corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.

	March 31, 2024	December 31, 2023
Assets:
Alabama	$55,714	$61,433
Atlanta	102,512	86,647
Charlotte	32,458	32,302
Houston (1)	101,929	93,825
Nashville	23,045	24,818
Raleigh	34,308	28,897
Segment total	349,966	327,922
Corporate (2)	51,284	24,770
Total	$401,250	$352,692

(1)	Balance includes goodwill of approximately $25.7 million resulting from the acquisition of Devon Street Homes, L.P.
(2)	Corporate primarily includes cash and cash equivalents, property and equipment, and other assets that are not allocated to the segments.

Note 18 - Earnings per share:

Basic earnings per share is computed by dividing net income attributable to Smith Douglas Homes Corp. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share is computed by adjusting the net income available to Smith Douglas Homes Corp. and the weighted average shares outstanding to give effect to potentially dilutive securities. Shares of Class B common stock are not entitled to receive any distributions or dividends and are therefore excluded from this presentation since they are not participating securities.

All earnings prior to January 11, 2024, the date of the IPO, were entirely allocable to the non-controlling interests and, as a result, earnings per share information is not applicable for reporting periods prior to this date. Consequently, only earnings per share for net income for periods subsequent to January 10, 2024 are presented.

Basic and diluted earnings per share of common stock for the period from January 11, 2024 to March 31, 2024 have been computed as follows (in thousands, except share and per share amounts):

For the period from January 11, 2024 to March 31, 2024
Numerator:
Net income attributable to Smith Douglas Homes Corp, Basic	$2,972
Add: Net income impact from assumed redemption of all LLC Interests to common stock	18,674
Less: Income tax expense on net income attributable to NCI at 25.0%	(4,661)
Net income attributable to Smith Douglas Homes Corp., after adjustment for assumed redemption, Diluted	$16,985

Denominator:
Weighted average shares of common stock outstanding, Basic	8,846,154
Dilutive effects of:
LLC Interests that are exchangeable for common stock	42,435,897
Unvested RSUs	128,346
Weighted average shares of common stock outstanding, Diluted	51,410,397

Basic earnings per share	$0.34
Diluted earnings per share	$0.33

Net income attributable to the non-controlling interests added back to net income in the fully dilutive computation has been adjusted for income taxes which would have been expensed had the income been recognized by Smith Douglas Homes Corp., a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Interests are redeemed and the Company elects to issue Class A shares of common stock upon redemption rather than cash-settle.

For the period from January 11, 2024 to March 31, 2024, the dilutive impact of LLC Interests assumed to be redeemed in exchange for the issuance of Class A common stock was included in the computation of diluted earnings per share under the if-converted method. The dilutive impact of unvested RSUs was included using the treasury stock method.

Note 19 ‑ Acquisition of Devon Street Homes, L.P.:

On July 31, 2023 (the Acquisition Date), the Company acquired substantially all of the assets of Devon Street Homes, L.P. (Devon Street). Devon Street is a builder of single-family homes in Houston, Texas, and targets entry-level and first-time homebuyers. The acquisition of Devon Street allows the Company to expand its operations into the Houston, Texas market area. The Company funded the acquisition, with an estimated purchase price of approximately $83.9 million, primarily from cash on hand, availability under the Credit Facility and a three-year promissory note in the principal amount of $5.0 million payable to the seller. In addition to the purchase price, the agreement also contemplates two earnout payments that will be paid to the seller upon the achievement of certain gross margin targets and contracting for future lots. The preliminary estimate of goodwill arising from the acquisition primarily relates to acquired workforce, synergies, and economies of scale expected from combining the operations of Devon Street with the Company. Goodwill recognized is expected to be deductible for income tax purposes. The Company recognized transaction expense of approximately $0.8 million related to the acquisition of Devon Street during the year ended December 31, 2023.

The following table summarizes the estimated fair value of each class of consideration transferred or expected to be transferred in relation to the Devon Street acquisition as of the Acquisition Date (in thousands):

Cash consideration (1)	$75,865
Seller note payable	5,000
Contingent consideration (2)	3,000
Total estimated consideration to be paid	$83,865

(1)	The cash consideration was funded by $3.9 million of cash on hand and $72.0 million of draws on the Company’s Credit Facility.
(2)
The contingent consideration represents management’s estimate of the fair value of the future payment to be made to the former owner of Devon Street under the terms of the Gross Margin Earnout feature included in the executed Asset Purchase Agreement for the Devon Street acquisition. Per the terms of the Gross Margin Earnout feature, the seller is entitled to receive a one‑time payment in the first quarter of 2025 based on the newly established Houston division’s gross margin (as defined) for the year ending December 31, 2024. The payout will be determined in accordance with the Gross Margin Calculation Payout Grid and ranges from a minimum of zero to a maximum of $5.0 million.

The Company accounted for the Devon Street acquisition as a business combination, which requires assets acquired and liabilities assumed to be recorded at fair value as of the Acquisition Date. The preliminary fair values of the assets acquired and liabilities assumed, which are presented in the table below, and the related preliminary acquisition accounting, are based on management’s estimates and assumptions, as well as information compiled by management, including the books and records of Devon Street, as of the date these financial statements were available to be issued. The Company believes that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company’s estimates and assumptions are subject to change during the measurement period, not to exceed one year from the Acquisition Date. Any potential adjustments made could be material in relation to the values presented in the table below.

The following table summarizes the allocation of the preliminary purchase price as of the Acquisition Date (in thousands):

Real estate inventory	$51,723
Deposits on real estate under option or contracts	7,438
Property and equipment, net	69
Goodwill	25,726
Other assets	324
Accounts payable	(857)
Customer deposits	(181)
Accrued expenses and other liabilities	(377)
Fair value of consideration transferred	$83,865

As discussed above, the Company’s acquisition accounting for the Devon Street acquisition is preliminary. The primary areas of the acquisition accounting that are not yet finalized include, but are not limited to, the following: (1) finalizing the review and valuation of the acquired tangible and intangible assets and liabilities (including the models, key assumptions, inputs, and estimates) and (2) finalizing the identification of the tangible and intangible assets acquired and liabilities assumed and identified. The Company will continue to evaluate these items until they are satisfactorily resolved and adjust the acquisition accounting accordingly within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805. During the fourth quarter of 2023, certain measurement period adjustments were made to the total estimated consideration to be paid and the allocation of the purchase price. These adjustments resulted in an increase in goodwill of $9.3 million.

The following presents the Company’s unaudited proforma consolidated home closing revenue and net income for the three months ended March 31, 2023 as if the Devon Street acquisition had occurred on January 1, 2022. This unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition of Devon Street had been completed on January 1, 2022, nor is it indicative of the Company’s future results. As a result, actual results could differ materially from the unaudited pro forma consolidated financial information presented below.

Pro Forma for the Three Months Ended March 31, 2023
(In thousands)
Home closing revenue	$183,443
Net income	$29,477

The unaudited proforma consolidated financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Devon Street. In order to reflect the occurrence of the acquisition on January 1, 2022, the unaudited proforma financial information includes adjustments to reflect the following: (i) the additional interest expense associated with new borrowings to finance the acquisition; (ii) incremental amortization expense based on the current preliminary fair values of inventory step-up; and (iii) the change in fair value for contingent consideration.

Note 20 ‑ Fair value of financial instruments:

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

•
Level 3 ‑ Valuation is derived from model‑based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s assessment of the significance of particular inputs to those fair value measurements requires judgment and considers factors specific to each asset or liability.

The Company’s financial instruments measured or disclosed at fair value are summarized below. The summary excludes cash and cash equivalents, receivables and accounts payable, all of which had fair values approximating their carrying values due to the liquid nature and short maturities of these instruments.

		Fair Value (In Thousands)
Asset or Liability	Fair Value Hierarchy	March 31, 2024	December 31, 2023
Measured at fair value on a recurring basis:
Contingent consideration	Level 3	$3,346	$3,282

Disclosed at fair value:
Borrowings under Credit Facility	Level 2	$—	$71,000
Seller note payable	Level 2	$4,247	$4,627

The carrying value of the borrowings under the Credit Facility approximates fair value due to variable rate terms that approximate market rates.

The carrying value of the seller note payable approximates fair value because the interest rate on the note approximates market rates as of March 31, 2024 and December 31, 2023.

The fair value of the contingent consideration related to the Devon Street acquisition as of the acquisition date was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed‑upon gross margin target based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the gross margin discount rate, gross margin volatility, drift rate, and cost of debt, which are primarily Level 3 assumptions. The contingent consideration liability is remeasured at fair value on a quarterly basis. The change in the fair value of the contingent consideration from the acquisition date to December 31, 2023 and March 31, 2024 of approximately $0.3 million and $0.1 million, respectively, relates to a change in the estimated fair value of the gross margin earnout payment liability and is included in other income, net in the accompanying condensed consolidated statement of income for the three months ended March 31, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our unaudited financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance, based upon our current plans, expectations and beliefs involving risks and uncertainties. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in the Annual Report, as updated by this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in Part I, Item 1A. Risk Factors of our Annual Report.

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

During the three months ended March 31, 2024, we were encouraged by the demand for new homes even as mortgage rates continued to fluctuate throughout the period. We believe demand for new homes is being primarily driven by the continued low levels of housing inventory and homebuyers adjusting to a more normalized higher interest rate environment. As a result, our net new orders increased by 15% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. We expect the housing undersupply in the resale market and favorable demographic trends to provide a strong, long-term runway for future new home buying demand. We believe our dedication to entry-level and empty-nest homebuyers with a focus on price points that fall below FHA guidelines, our efficient construction process, and our affordable luxury sales experience caters to the desires of today’s aspiring homeowners and is resilient across economic cycles. We believe our focus on affordable luxury will continue to serve us well as we remain optimistic about long-term demand due to favorable homebuyer demographics. Additionally, we construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. Our SMART Builder enterprise resource planning system and efficient construction process, which we call Rteam, allows this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we believe we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which were 11% and 9% for the three months ended March 31, 2024 and 2023, respectively.

At the core of our land-light operating strategy lies the principle and discipline of primarily acquiring finished lots from a diverse pool of third-party land developers or land bankers through the effective utilization of lot-option contracts. Our lot acquisition strategy reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, better aligning our pace of home orders and home starts. While using land bankers and third-party developers comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own a higher percentage of their land supply. As of March 31, 2024, we had 693 owned unstarted lots in real estate inventory on our balance sheet which represented only 4.9% of our total controlled lot supply.

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

We believe our dedication to entry-level and empty-nest homebuyers with a focus on price points that fall below FHA guidelines, our efficient construction process, and our affordable luxury sales experience caters to the desires of today’s aspiring homeowners and is resilient across economic cycles. While we expect the current housing undersupply in the resale market and favorable demographic trends to provide a strong, long-term runway for future new home buying demand, there are several factors beyond our control that could have a significant impact on our business including, but not limited to, rising inflation, future increases in interest rates, availability and cost of land, labor and construction, availability of mortgage and land bank financing, macroeconomic trends and other factors described elsewhere in this Quarterly Report on Form 10-Q.

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

The Transactions

The results of operations discussed in this Quarterly Report on Form 10-Q include those of Smith Douglas Holdings LLC prior to the completion of the Transactions, including the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the transactions described in Basis of Presentation—The Transactions had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. See Basis of Presentation—The Transactions.

Segments

Our operations are currently organized into six geographical segments. Our reportable segments include Atlanta (which includes certain Atlanta suburbs like Dalton, GA), Raleigh, Charlotte, Nashville, Alabama (which consists of both Birmingham and Huntsville), and Houston.

Key Factors Affecting Our Performance

We believe our future performance will depend on many factors, including those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report, to which there have been no material changes.

Components of Results of Operations

There have been no material changes to the components of our results of operations described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report.

Other Factors Impacting Results of Operations

There have been no material changes to the other factors impacting our results of operations described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report.

Results of Operations Data

The results of operations data in the following tables for the periods presented have been derived from the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of three months ended March 31, 2024 and 2023

The following table sets forth our statements of income and other operating data for the three months ended March 31, 2024 and 2023, along with the period over period change in dollars and other amounts and percent (amounts in thousands):

Three months ended March 31,	2024	2023	Period over period change
	Amount	Amount	Amount	Percent
Consolidated Statements of Income Data:
Home closing revenue	$189,209	$168,144	$21,065	12.5%
Cost of home closings	139,749	119,611	20,138	16.8%
Home closing gross profit	49,460	48,533	927	1.9%
Selling, general, and administrative costs	27,541	19,794	7,747	39.1%
Equity in income from unconsolidated entities	(184)	(210)	26	(12.4)%
Interest expense	698	245	453	184.9%
Other income, net	(2)	(122)	120	(98.4)%
Income before income taxes	21,407	28,826	(7,419)	(25.7)%
Provision for income taxes	921	—	921	100.0%
Net income	20,486	$28,826	$(8,340)	(28.9)%
Net income attributable to non-controlling interests and LLC members prior to IPO	17,514
Net income attributable to Smith Douglas Homes Corp.	$2,972
Earnings per share:
Basic	$0.34
Diluted	$0.33
Other operating data:
Home closings	566	500	66	13.2%
ASP of homes closed	$334	$336	$(2)	(0.6)%
Net new home orders	765	664	101	15.2%
Contract value of net new home orders	$259,440	$215,118	$44,322	20.6%
ASP of net new home orders	$339	$324	$15	4.6%
Cancellation rate(1)	10.6%	8.9%	1.7%	19.1%
Backlog homes (period end)(2)	1,110	934	176	18.8%
Contract value of backlog homes (period end)	$381,155	$305,643	$75,512	24.7%
ASP of backlog homes (period end)	$343	$327	$16	4.9%
Active communities (period end)(3)	70	47	23	48.9%
Controlled lots:
Homes under construction	896	638	258	40.4%
Owned lots	693	370	323	87.3%
Optioned lots	12,528	6,734	5,794	86.0%
Total controlled lots	14,117	7,742	6,375	82.3%

(1)	The cancellation rate is the total number of cancellations during the period divided by the total gross new home orders during the period.

(2)
Backlog homes (period end) is the number of homes in backlog from the previous period plus the number of net new home orders generated during the current period minus the number of homes closed during the current period.

(3)	A community becomes active once the model is completed or the community has its first sale. A community becomes inactive when it has fewer than two homes remaining to sell.

Home closing revenue

Home closing revenue for the three months ended March 31, 2024, was $189.2 million, an increase of $21.1 million, or 12.5%, from $168.1 million for the three months ended March 31, 2023. The increase in revenue was primarily attributable to a 13.2% increase in home closings due to our Devon Street Homes acquisition, partially offset by a 0.6% decrease in ASP of homes closed.

The following table sets forth our home closing revenue, number of home closings, and ASP of homes closed for the three months ended March 31, 2024 and 2023, in each of our reportable segments (dollar amounts in thousands):

Three months ended March 31,	2024			2023
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Alabama	$39,655	132	$300	$24,067	81	$297
Atlanta	62,620	183	342	76,174	235	324
Charlotte	13,464	34	396	12,502	33	379
Houston	24,030	74	325	—	—	—
Nashville	22,030	63	349	23,889	65	368
Raleigh	27,410	80	343	31,512	86	366
Total	$189,209	566	$334	$168,144	500	$336

Cost of home closings

Cost of home closings for the three months ended March 31, 2024, was $139.7 million, an increase of $20.1 million, or 16.8%, from $119.6 million for the three months ended March 31, 2023, which was primarily driven by a 13.2% increase in home closings.

Home closing gross profit

Home closing gross profit for the three months ended March 31, 2024 was $49.4 million, an increase of $0.9 million, or 1.9%, from $48.5 million for the three months ended March 31, 2023. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 26.1% in the three months ended March 31, 2024 compared to 28.9% in the same period in 2023. The decrease in home closing gross margin was primarily driven by a 3% increase in the average cost of home closings and 0.6% decrease in the ASP of homes closed.

Backlog homes

The following table sets forth our backlog homes and contract value and ASP of backlog homes by reportable segment as of March 31, 2024 and 2023, along with their period-to-period change in percent (dollar amounts in thousands):

As of March 31,	2024			2023			Period over period change
	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes
Alabama	172	$52,198	$303	151	$43,928	$291	21	$8,270	$12
Atlanta	434	151,356	349	445	140,209	315	(11)	11,147	34
Charlotte	93	36,143	389	79	28,229	357	14	7,914	32
Houston	197	63,839	324	—	—	—	197	63,839	324
Nashville	68	25,531	375	116	42,110	363	(48)	(16,579)	12
Raleigh	146	52,088	357	143	51,167	358	3	921	(1)
Total	1,110	$381,155	$343	934	$305,643	$327	176	$75,512	$16

The increase in the number of backlog homes and backlog value as of March 31, 2024, as compared to 2023, was primarily driven by our acquisition of Devon Street Homes.

Selling, general, and administrative costs

Selling, general, and administrative costs for the three months ended March 31, 2024 were $27.5 million, an increase of $7.7 million, or 39.1%, from $19.8 million for the three months ended March 31, 2023. The increase was primarily due to an increase in sales commissions and advertising costs associated with our increase in homes closed and related home closing revenue, increased payroll and performance-based bonus compensation expenses on higher employee headcount, stock compensation expense and additional overhead related to our Devon Street Homes acquisition.

Equity in income from unconsolidated entities

Equity in income from unconsolidated entities consists of our portion of income from our interest in our title company in which we hold a 49% interest and which operates in certain of our markets to provide title insurance to our homebuyers. For the three months ended March 31, 2024, equity in income from unconsolidated entities decreased slightly from the three months ended March 31, 2023, due to slightly lower title insurance revenue generated by the joint venture.

Interest expense

Interest expense is comprised of interest incurred, but not capitalized on our Prior Credit Facility, Amended Credit Facility, other borrowings, and amortization of debt issuance costs. Our interest expense increased $0.5 million to $0.7 million for the three months ended March 31, 2024 from $0.2 million for the three months ended March 31, 2023, which was primarily driven by an increase in unused fees incurred on our Prior Credit Facility and Amended Credit Facility, and interest on the note payable related to the Devon Street Homes Acquisition.

Other income, net

Other income, net primarily consists of interest income, credit card rebates, insurance settlements, and other miscellaneous income and expenses. For the three months ended March 31, 2024, other income decreased by $0.1 million from the three months ended March 31, 2023, which was primarily driven by the accretion of interest on the contingent consideration liability related to the Devon Street Homes Acquisition during the three months ended March 31, 2024.

Provision for income taxes

After consummation of the IPO, Smith Douglas Homes Corp. became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Smith Douglas Holdings LLC assessed at the prevailing corporate tax rates.  Smith Douglas Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes, since the taxable income or loss is passed through to its members.

Net income

The following table sets forth net income by reportable segment for the three months ended March 31, 2024 and 2023 (in thousands):

Three months ended March 31,	2024	2023	Period over period change
Alabama	$4,604	$2,241	$2,363
Atlanta	14,571	19,549	(4,978)
Charlotte	1,624	1,933	(309)
Houston	3,366	—	3,366
Nashville	2,313	3,231	(918)
Raleigh	4,810	7,231	(2,421)
Segment total	31,288	34,185	(2,897)
Corporate(1)	(10,802)	(5,359)	(5,443)
Total	$20,486	$28,826	$(8,340)
(1)
Corporate primarily includes corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.

Net income for the three months ended March 31, 2024 decreased by $8.3 million, or 28.9%. The decrease was primarily due to a $7.7 million increase in selling, general and administrative costs due to higher commissions and advertising costs and $0.9 million of income tax expense incurred for the three months ended March 31, 2024 after our IPO and Reorganization Transactions.

Alabama: The $2.4 million increase in net income compared to the same period in the prior year was primarily due to an increase in home closing revenue and gross profit due to a 63% increase in homes closed and 1% increase in ASP of homes closed, offset by an increase in selling, general, and administrative costs.

Atlanta: The $5.0 million decrease in net income compared to the same period in the prior year was primarily due to a 22% decrease in home closings largely due to the timing of communities coming online, partially offset by a 6% increase in ASP of homes closed.

Charlotte: The $0.3 million decrease in net income compared to the same period in the prior year was primarily due to a decrease in home closing gross profit driven by higher average lot costs on the mix of homes closed.

Houston: Net income of $3.4 million represents the results of operations due to the Devon Street Homes Acquisition.

Nashville: The $0.9 million decrease in net income compared to the same period in the prior year was primarily due to a decrease in home closing gross profit driven by higher average lot costs on the mix of homes closed.

Raleigh: The $2.4 million decrease in net income compared to the same period in the prior year is primarily due to a decrease in home closing revenue and gross profit due to a 7% decrease in homes closed and 6% decrease in ASP of homes closed.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have provided information in this Quarterly Report on Form 10-Q relating to “adjusted home closing gross profit,” “adjusted home closing gross margin,” “adjusted net income,” “EBITDA”, “EBITDA margin”, and “net-debt-to-net book capitalization.” We believe these non-GAAP financial measures are useful in evaluating our operating performance.

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide users of our financial information with additional useful information in evaluating our performance and to more readily compare these financial measures between past and future periods. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

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

The following table presents a reconciliation of adjusted home closing gross profit and adjusted home closing gross margin to the GAAP financial measure of home closing gross profit and home closing gross margin for each of the periods indicated:

Three months ended March 31, (in thousands, except percentages)	2024	2023
Home closing revenue	$189,209	$168,144
Cost of home closings	139,749	119,611
Home closing gross profit(1)	$49,460	$48,533
Capitalized interest charged to cost of home closings	721	603
Purchase accounting adjustments included in cost of home closings	119	—
Adj. home closing gross profit	$50,300	$49,136
Home closing gross margin(2)	26.1%	28.9%
Adj. home closing gross margin(2)	26.6%	29.2%
(1)	Home closing gross profit is home closing revenue less cost of home closings.
(2)	Calculated as a percentage of home closing revenue.

Our adjusted home closing gross profit increased slightly while adjusted home closing gross margin decreased from the three months ended March 31, 2023 to the same period in 2024 primarily as a result of a 13.2% increase in home closings offset by a 3% increase in the average cost of home closings and 0.6% decrease in the ASP of homes closed.

Adjusted net income

Adjusted net income is not a measure of net income or net income margin as determined by GAAP. Adjusted net income is a supplemental non-GAAP financial measure used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders, and rating agencies. We define adjusted net income as net income adjusted for the tax impact using a 25.0% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).

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

The following table presents a reconciliation of adjusted net income to the GAAP financial measure of net income for each of the periods indicated:

Three months ended March 31, (in thousands, except percentages)	2024	2023
Net income	$20,486	$28,826
Provision for income taxes	921	—
Income before income taxes	21,407	28,826
Tax-effected adjustments(1)	5,352	7,207
Adjusted net income	$16,055	$21,619
(1)
For the three months ended March 31, 2024 and 2023, our tax expenses assumes a 25.0% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).

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

The following table presents a reconciliation of EBITDA and EBITDA margin to the GAAP financial measure of net income and net income margin for each of the periods indicated:

Three months ended March 31, (in thousands, except percentages)	2024	2023
Net income	$20,486	$28,826
Capitalized interest charged to cost of home closings	721	603
Interest expense	698	245
Interest income	(78)	(62)
Provision for income taxes	921	—
Depreciation	341	250
EBITDA	$23,089	$29,862
Net income margin(1)	10.8%	17.1%
EBITDA margin(1)	12.2%	17.8%
(1)	Calculated as a percentage of home closing revenue.

Our EBITDA and EBITDA margin decreased from the three months ended March 31, 2023 to the same period in 2024 primarily as a result of an $8.4 million decrease in net income, partially offset by a $0.5 million increase in interest expense and $0.9 million increase in provision for income taxes.

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

As of (in thousands, except percentages)	March 31, 2024	December 31, 2023
Notes payable	$4,247	$75,627
Stockholders’/ Members’ equity	333,115	208,903
Total capitalization	$337,362	$284,530
Debt-to-book capitalization	1.3%	26.6%
Notes payable	$4,247	$75,627
Less: cash and cash equivalents	32,778	19,777
Net debt	(28,531)	55,850
Stockholders’/ Members’ equity	333,115	208,903
Total net capitalization	$304,584	$264,753
Net-debt-to-net book capitalization	(9.4)%	21.1%

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

Overview

As of March 31, 2024, we had $32.8 million of cash and cash equivalents. We believe existing cash and cash equivalents, availability under our Amended Credit Facility and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. We exercise strict controls and have a prudent strategy for our cash management, including those related to cash outlays for lot acquisitions and deposits on lot-option contracts. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisitions are reviewed and analyzed by our senior management team and ultimately approved by our Chief Executive Officer and Chief Financial Officer. Additionally, our land-light business model reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, which better aligns our pace of home orders and home starts. Our principal uses of cash include deposits on lot-option contracts, acquisition of finished lots, home construction, operating expenses, and the payment of interest and routine liabilities.

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

However, the opportunity to purchase substantially finished lots in desired locations is becoming increasingly more competitive. As a result, we remain open to seeking additional capital if necessary to enhance our liquidity position, further enable the acquisition of additional finished lot inventory in anticipation of improving market conditions and the competitive landscape and fortify our long-term capital structure.

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

To the extent our current liquidity is insufficient to fund future activities, we may need to raise additional funds, such as refinancing or securing new secured or unsecured debt, common and preferred equity, disposing of certain assets to fund our operations, and/or other public or private sources of capital. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See Part I, Item 1A. Risk Factors—General Risk Factors—Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns of our Annual Report.

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

As of March 31, 2024, there were no outstanding borrowings or letters of credit under the Amended Credit Facility.

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

See Part I—Item 1A. Risk Factors—Risks Related to our Organizational Structure and Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of our Annual Report.

Cash flows from operating, investing, and financing activities – comparison for the three months ended March 31, 2024 and 2023

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

Three months ended March 31,	2024	2023
Net cash (used in) provided by operating activities	$(9,273)	$26,555
Net cash (used in) provided by investing activities	(430)	38
Net cash provided by (used in) financing activities	22,704	(43,800)
Net increase (decrease) in cash and cash equivalents	13,001	(17,207)
Cash and cash equivalents, beginning of period	19,777	29,601
Cash and cash equivalents, end of period	$32,778	$12,394

Operating activities

We used approximately $9.3 million and generated approximately $26.6 million in net cash (used in) provided by operating activities for the three months ended March 31, 2024 and 2023, respectively. Operating cash flows for the three months ended March 31, 2024 benefited from cash generated by net income of $20.5 million primarily offset by a $17.8 million increase in real estate inventory, $7.7 million increase in deposits on real estate under option or contract, and $7.2 million decrease in accrued expenses and other liabilities. Operating cash flows for the three months ended March 31, 2023 benefited from cash generated by net income of $28.8 million primarily offset by a $5.2 million increase in real estate inventory.

Investing activities

We used approximately $0.4 million and generated approximately $38,000 in net cash from investing activities for the three months ended March 31, 2024 and 2023, respectively. The net cash used in investing activities during the three months ended March 31, 2024 was primarily due to purchases of property and equipment. The net cash provided by investing activities during the three months ended March 31, 2023 was primarily due to purchases of property and equipment offset by distributions of capital from unconsolidated entities.

Financing activities

Net cash provided by (used in) financing activities was approximately $22.7 million and $(43.8 million) for the three months ended March 31, 2024 and 2023, respectively. The $66.5 million increase in cash provided by financing activities was primarily attributable to net proceeds from the IPO and Reorganization Transactions of $116.3 million and a $11.0 million decrease in distributions to members of Smith Douglas Holdings LLC, partially offset by a $56.4 million increase in net repayments under revolving credit facility.

Material Cash Commitments

There have been no material changes to the material cash commitments described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report.

Off-Balance Sheet Arrangements

While using land bankers and third-party developers as part of our land-light operating strategy comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own and develop a higher percentage of their land supply. As of March 31, 2024, we had 693 owned unstarted lots in real estate inventory on our balance sheet which represented only 4.9% of our total controlled lot supply.

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

As of March 31, 2024 we had $62.0 million of non-refundable cash deposits under land and lot-option contracts pertaining to 12,528 lots with a remaining aggregate purchase price of approximately $742.6 million.

Surety Bonds and Letters of Credit

From time to time, we may enter into surety bond and letter of credit arrangements with local municipalities, government agencies and developers. These arrangements relate to certain performance or maintenance-related obligations. As of March 31, 2024, there were no outstanding letters of credit. Surety bonds do not have stated expiration dates, rather, we are released from the bonds as the contractual performance is completed. These bonds, which totaled $32.1 million and $21.9 million as of March 31, 2024 and 2023, respectively, are typically outstanding over a period of approximately one to five years depending on the pace of development. If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, our ability to operate could be restricted and could have an adverse effect on our business and results of operations.

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

Our significant accounting policies are described in Note 1—Description of the business and summary of significant accounting policies to our accompanying financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. There have been no material changes to the Company’s critical accounting estimates since our Annual Report, except as described below.

Income Taxes

After consummation of the IPO, Smith Douglas Homes Corp. became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Smith Douglas Holdings LLC assessed at the prevailing corporate tax rates.  Smith Douglas Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes since the taxable income or loss is passed through to its members.

In calculating the provision for interim income taxes, in accordance with ASC Topic 740, Income Taxes, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period.

For annual periods, income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of March 31, 2024 and December 31, 2023, there were no known items which would result in a significant accrual for uncertain tax positions.

Non-controlling interests

After the IPO and Reorganization Transactions, we are the sole managing member of Smith Douglas Holdings LLC. The non-controlling interests in the condensed consolidated statement of income for the three months ended March 31, 2024 represent the portion of earnings attributable to the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners. The non-controlling interests in the condensed consolidated balance sheet as of March 31, 2024 represent the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2024, the non-controlling interests were 82.7%.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1—Description of the business and summary of significant accounting policies to our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the three months ended March 31, 2024, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.	Controls and Procedures.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes in the risks affecting the Company since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On January 16, 2024, in connection with our IPO, we issued and sold 8,846,154 shares of our Class A common stock at a price to the public of $21.00 per share. All shares issued and sold were registered pursuant to a registration statement on Form S‑1 (File No. 333-274379), as amended (the “Registration Statement”), declared effective by the SEC on January 10, 2024.

There has been no material change in the expected use of the net proceeds from our IPO as described under the heading Use of proceeds in our final prospectus, filed with the SEC on January 10, 2024 pursuant to Rule 424(b)(4) relating to our Registration Statement (the “Final Prospectus”).

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider Trading Arrangements and Policies.

None.

Item 6.	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1†^	Asset Purchase Agreement, dated July 31, 2023, by and among SDH Houston LLC, Devon Street Homes, L.P., Devon Street Homes G.P., L.L.C., and John Stephen Ray, The BRR 2022 Trust U/T/A dated April 20, 2022, The CAR 2022 Trust U/T/A dated April 20, 2022 and The TTR 2022 Trust U/T/A dated April 20, 2022	S‑1	333-274379	2.1	9/6/2023
3.1	Amended and Restated Certificate of Incorporation	S-8	333-276503	4.1	1/12/2024
3.2	Amended and Restated Bylaws	S‑8	333-276503	4.2	1/12/2024
4.1	Specimen Class A Common Stock Certificate	S‑1	333‑235874	4.1	9/6/2023
10.1†^	Amended and Restated Credit Agreement, dated January 16, 2024, by and among Smith Douglas Building Services LLC, SDH Atlanta LLC, SDH Alabama LLC, SDH Nashville LLC, SDH Raleigh LLC, SDH Charlotte LLC; and SDH Houston LLC, the Lenders and their Assignees; Wells Fargo Bank, National Association, as Administrative Agent and Sole Bookrunner; Wells Fargo Bank, National Association, and BofA Securities, Inc., as Joint Lead Arrangers; and Bank of America, N.A. as Syndication Agent	8-K	001-41917	10.4	1/16/2024
10.2†^	Tax Receivable Agreement, dated as of January 10, 2024, by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and its Members	8-K	001-41917	10.2	1/16/2024
10.3†	Amended and Restated Limited Liability Company Agreement of Smith Douglas Holdings LLC, dated as of January 10, 2024	8-K	001-41917	10.1	1/16/2024
10.4†^	Registration Rights Agreement, dated January 10, 2024, by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and its Original Equity Owners	8-K	001-41917	10.3	1/16/2024
10.5	Smith Douglas Homes Corp. 2024 Incentive Award Plan	S‑8	333-276503	4.3	1/12/2024
10.6	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Incentive Award Plan	S‑8	333-276503	4.4	1/12/2024
10.7	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2024 Incentive Award Plan	S‑8	333-276503	4.5	1/12/2024
10.8†^	Employment Agreement, dated January 16, 2024 by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC, SDH Management Services LLC and Gregory S. Bennett	8-K	001-41917	10.5	1/16/2024

10.9†^	Employment Agreement, dated January 16, 2024 by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC, SDH Management Services LLC and Russell Devendorf	8-K	001-41917	10.6	1/16/2024
10.10†^	Employment Agreement, dated January 16, 2024 by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC, SDH Management Services LLC and Brett A. Steele	8-K	001-41917	10.7	1/16/2024
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith

** Furnished herewith

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

Smith Douglas Homes Corp.

Date: May 15, 2024	By:	/s/ Gregory S. Bennett
Gregory S. Bennett
President, Chief Executive Officer, Vice Chairman, and Director
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Russell Devendorf
Russell Devendorf
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)