Form 10-Q
period 2024-06-30
Smith Douglas Homes Corp.
filed 2024-08-14
CIK 1982518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the number of shares of the registrant’s Class A common stock outstanding was approximately 8,846,154, and the number of shares of the registrant’s Class B common stock outstanding was approximately 42,435,897.

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

•
“Devon Street Homes Acquisition” refers to the transaction consummated on July 31, 2023, pursuant to which we acquired substantially all of the assets of Devon Street Homes pursuant to an asset purchase agreement (the “APA”). The purchase price equaled the net assets of Devon Street Homes on a cash-free, debt-free basis, plus an agreed upon premium which is comprised primarily of real estate inventory, subject to purchase price adjustments. We funded the purchase price of $83.9 million, primarily from cash on hand, $72.0 million of draws on our Prior Credit Facility, a three-year promissory note in the principal amount of $5.0 million payable to the seller, and approximately $3.0 million contingent consideration to the seller. The contingent consideration will be paid to the seller upon the achievement of certain gross margin targets. Our unaudited financial statements as of June 30, 2024, include the results of operations of Devon Street Homes and may not be directly comparable to the prior period.

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

Following the Transactions:

•	Smith Douglas Homes Corp. is a holding company, and its principal asset consists of LLC Interests it acquired directly from Smith Douglas Holdings LLC and from each Continuing Equity Owner;

•	Smith Douglas Homes Corp. is the sole managing member of Smith Douglas Holdings LLC and controls the business and affairs of Smith Douglas Holdings LLC;

•	Smith Douglas Homes Corp. owns, directly or indirectly, 8,846,154 LLC Interests, representing approximately 17.3% of the economic interest in Smith Douglas Holdings LLC;

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

Presentation of Financial Information

Smith Douglas Holdings LLC is the accounting predecessor of Smith Douglas Homes Corp. for financial reporting purposes. As a result, the unaudited condensed consolidated financial statements of the combined entity represent a continuation of the financial position and results of operations of Smith Douglas Holdings LLC.

Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

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

•
adjusted net income, defined as net income adjusted for the tax impact using a 25.0% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented);

•	EBITDA, defined as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, and (v) depreciation;

•	EBITDA margin, defined as EBITDA as a percentage of home closing revenue;

•
adjusted EBITDA, defined as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, (v) depreciation, (vi) adjustments resulting from the application of purchase accounting included in cost of sales, and (vii) adjustments resulting from the application of purchase accounting included in other expense (income), net;

•	adjusted EBITDA margin, defined as adjusted EBITDA as a percentage of home closing revenue; and

•	net-debt-to-net book capitalization, defined as (i) total debt, less cash and cash equivalents, divided by (ii) total debt, less cash and cash equivalents, plus stockholders’ equity.

We use non-GAAP financial measures, such as adjusted home closing gross profit, adjusted home closing gross margin, adjusted net income, EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, and net-debt-to-net book capitalization, to supplement financial information presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance, as applicable, as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results and make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics and Non-GAAP Financial Measures.

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

Because forward‑looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward‑looking statements as predictions of future events. The events and circumstances reflected in our forward‑looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward‑looking statements. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SMITH DOUGLAS HOMES CORP.

Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$17,298	$19,777
Real estate inventory	266,553	213,104
Deposits on real estate under option or contract	66,253	57,096
Real estate not owned	13,635	16,815
Property and equipment, net	3,351	1,543
Goodwill	25,726	25,726
Deferred tax asset, net	10,934	—
Other assets	25,504	18,631
Total assets	$429,254	$352,692
Liabilities and Stockholders’/Members’ Equity
Liabilities:
Accounts payable	$21,458	$17,318
Customer deposits	9,543	7,168
Notes payable	3,859	75,627
Liabilities related to real estate not owned	13,635	16,815
Accrued expenses and other liabilities	25,799	26,861
Tax receivable agreement liability	10,401	—
Total liabilities	84,695	143,789
Commitments and contingencies (Note 9)
Members’ equity:
Class A units	—	206,303
Class C units	—	2,000
Class D units	—	600
Total members’ equity	—	208,903
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued and outstanding as of June 30, 2024	—	—
Class A common stock, $0.0001 par value – 250,000,000 shares authorized; 8,846,154 shares issued and outstanding as of June 30, 2024	1	—
Class B common stock, $0.0001 par value – 100,000,000 shares authorized; 42,435,897 shares issued and outstanding as of June 30, 2024	4	—
Additional paid-in capital	55,776	—
Retained earnings	6,321	—
Total stockholders’ equity attributable to Smith Douglas Homes Corp.	62,102	—
Non-controlling interests attributable to Smith Douglas Holdings LLC	282,457	—
Total members’/stockholders’ equity	344,559	208,903
Total liabilities and stockholders’/members’ equity	$429,254	$352,692

See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.

Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Home closing revenue	$220,933	$181,522	$410,142	$349,666
Cost of home closings	161,875	128,824	301,624	248,435
Home closing gross profit	59,058	52,698	108,518	101,231

Selling, general and administrative costs	31,809	21,928	59,350	41,722
Equity in income from unconsolidated entities	(220)	(226)	(404)	(436)
Interest expense	591	301	1,289	546
Other expense (income), net	1,012	(46)	1,010	(168)
Income before income taxes	25,866	30,741	47,273	59,567
Provision for income taxes	1,132	—	2,053	—
Net income	24,734	$30,741	45,220	$59,567
Net income attributable to non-controlling interests and LLC members prior to IPO	21,088		38,602
Net income attributable to Smith Douglas Homes Corp.	$3,646		$6,618

	Three months ended June 30, 2024	Period from January 11, 2024 to June 30, 2024
Earnings per share:
Basic	$0.41	$0.75
Diluted	$0.40	$0.74
Weighted average shares of common stock outstanding:
Basic	8,846,154	8,846,154
Diluted	51,431,974	51,414,509

See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.

Condensed Consolidated Statements of Stockholders’/Members’ Equity
(Unaudited and in thousands, except unit and share amounts)

	Smith Douglas Holdings LLC Members’ Equity (prior to Reorganization Transactions) Note 1						Smith Douglas Homes Corp. Stockholders’ Equity
	Class A Units		Class C Units		Class D Units		Class A Common Stock		Class B Common Stock					Non-Controlling Interests
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity	Amounts	Total Equity
Balance March 31, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$56,746	$2,972	$59,723	$273,392	$333,115
Tax distributions	—	—	—	—	—	—	—	—	—	—	—	(297)	(297)	(11,522)	(11,819)
IPO and Related Transactions	—	—	—	—	—	—	—	—	—	—	(104)	—	(104)	(501)	(605)
Adjustment to deferred tax asset from IPO and Related Transactions	—	—	—	—	—	—	—	—	—	—	(1,903)	—	(1,903)	—	(1,903)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,037	—	1,037	—	1,037
Net income	—	—	—	—	—	—	—	—	—	—	—	3,646	3,646	21,088	24,734
Balance June 30, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$55,776	$6,321	$62,102	$282,457	$344,559

Balance December 31, 2023	111,111	$206,303	2,000	$2,000	600	$600									$208,903
Distributions	—	(16,259)	—	—	—	—									(16,259)
Net loss prior to Reorganization Transactions and IPO	—	(1,160)	—	—	—	—									(1,160)
Reorganization Transactions	(111,111)	(188,884)	—	—	—	—	—	$—	44,871,794	$4	$—	$—	$4	$188,884	4
IPO and Related Transactions	—	—	(2,000)	(2,000)	(600)	(600)	8,846,154	1	(2,435,897)	—	52,989	—	52,990	65,333	115,723
Increase in deferred tax asset from IPO and Related Transactions	—	—	—	—	—	—	—	—	—	—	858	—	858	—	858
Tax distributions	—	—	—	—	—	—	—	—	—	—	—	(297)	(297)	(11,522)	(11,819)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,929	—	1,929	—	1,929
Net income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	6,618	6,618	39,762	46,380
Balance June 30, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$55,776	$6,321	$62,102	$282,457	$344,559

See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.

Condensed Consolidated Statements of Stockholders’/Members’ Equity - Continued
(Unaudited and in thousands, except unit and share amounts)

	Smith Douglas Holdings LLC Members’ Equity (prior to Reorganization Transactions) Note 1
	Class A Units		Class C Units		Class D Units
	Units	Amount	Units	Amount	Units	Amount	Total Equity
Balance March 31, 2023	111,111	$163,422	2,000	$2,000	600	$600	$166,022
Distributions	—	(20,810)	—	(20)	—	(27)	(20,857)
Net income	—	30,694	—	20	—	27	30,741
Balance June 30, 2023	111,111	$173,306	2,000	$2,000	600	$600	$175,906

Balance December 31, 2022	111,111	$161,911	2,000	$2,000	600	$600	$164,511
Distributions	—	(48,078)	—	(40)	—	(54)	(48,172)
Net income	—	59,473	—	40	—	54	59,567
Balance June 30, 2023	111,111	$173,306	2,000	$2,000	600	$600	$175,906

See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$45,220	$59,567
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	709	503
Accrued incentive compensation expense	1,292	755
Share-based payment expense	1,929	—
Amortization of debt issuance costs	512	339
Equity in earnings from unconsolidated entities	(404)	(436)
Distributions of income from unconsolidated entities	441	462
Noncash lease expense	278	228
Provision for deferred income taxes	325	—
Other	36	15
Changes in assets and liabilities:
Real estate inventory	(50,269)	(21,310)
Deposits on real estate under option or contract	(9,157)	(2,725)
Other assets	(4,619)	2,704
Accounts payable	4,140	(247)
Customer deposits	2,375	22
Accrued expenses and other liabilities	(2,042)	(3,975)
Net cash (used in) provided by operating activities	(9,234)	35,902

Cash flows from investing activities:
Purchases of property and equipment	(2,573)	(486)
Investments in unconsolidated entities	(600)	—
Distributions of capital from unconsolidated entities	—	286
Other	20	20
Net cash used in investing activities	(3,153)	(180)

Cash flows from financing activities:
Issuance of Class A common stock in IPO, net of underwriting discount	172,765	—
Issuance of Class B common stock	4	—
Payment of offering costs	(6,869)	—
Redemption of Class C and D units	(2,600)	—
Purchase of LLC interests from Continuing Equity Owners	(47,573)	—
Borrowings under revolving credit facility	24,000	43,000
Repayments under revolving credit facility	(95,000)	(48,000)
Payments on notes payable	(772)	(3)
Payments on notes payable - related party	(938)	(47)
Proceeds from sales of real estate not owned	4,890	1,044
Payments related to repurchases of real estate not owned	(8,070)	(1,753)
Distributions	(28,078)	(48,172)
Payment of debt issuance costs	(1,851)	—
Net cash provided by (used in) financing activities	9,908	(53,931)

Net decrease in cash and cash equivalents	(2,479)	(18,209)
Cash and cash equivalents, beginning of period	19,777	29,601
Cash and cash equivalents, end of period	$17,298	$11,392

See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.

Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited, in thousands)

	Six months ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest, net of amounts capitalized	$935	$289

Cash paid for income taxes	$1,800	$—

Right-of-use assets obtained in exchange for new operating lease liabilities	$630	$—

See accompanying notes to unaudited condensed consolidated financial statements.

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

The Company is a builder of single-family homes in communities in certain markets in the southeastern and southern United States. The Company’s homes and communities are primarily targeted to first-time and empty-nest homebuyers. The Company currently operates in metropolitan Atlanta, Birmingham, Charlotte, Huntsville, Nashville, Raleigh and Houston. The Company operates a land-light business model whereby the Company typically purchases finished lots via lot-option contracts from various third-party land developers or land bankers. Additionally, the Company offers title insurance services through an unconsolidated title company.

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

Basis of presentation

In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), since the Continuing Equity Owners continue to hold a controlling interest in Smith Douglas Holdings LLC after the IPO (i.e., there was no change in control of Smith Douglas Holdings LLC), the financial statements of the combined entity represent a continuation of the financial position and results of operations of Smith Douglas Holdings LLC. Accordingly, the historical cost basis of assets, liabilities, and equity of Smith Douglas Holdings LLC are carried over to the unaudited condensed consolidated financial statements of the combined company as a common control transaction.

The accompanying unaudited condensed consolidated financial statements for the periods prior to the Reorganization Transactions and IPO have been presented to combine the previously separate entities. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. A reclassification to the unaudited condensed consolidated financial statements and notes has been made to the prior year amount to conform to the current year presentation, which is not material.

These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, interim results are not necessarily indicative of results for the full fiscal year.

Principles of consolidation and non-controlling interests

The accompanying unaudited condensed consolidated financial statements include the accounts of Smith Douglas Homes Corp. and Smith Douglas Holdings LLC and its wholly-owned subsidiaries. Smith Douglas Holdings LLC is considered a variable interest entity and Smith Douglas Homes Corp. is the primary beneficiary and sole managing member of Smith Douglas Holdings LLC and has decision making authority that significantly affects the performance of the entity. Accordingly, the Company consolidates Smith Douglas Holdings LLC and reports non-controlling interests representing the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners.

All intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated entities in which the Company has less than a controlling financial interest are accounted for using the equity method.

The non-controlling interests in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2024 represent the portion of earnings attributable to the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners. The non-controlling interests in the unaudited condensed consolidated balance sheet as of June 30, 2024 represent the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2024, the non-controlling interests were 82.7%.

Use of estimates in the preparation of unaudited condensed consolidated financial statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Business combination

On July 31, 2023, the Company acquired substantially all of the assets of Devon Street Homes, L.P. (Devon Street) and accounted for the transaction as a business combination in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, recognizing the identifiable assets acquired and liabilities assumed at their fair values as of the acquisition date. As disclosed in previous filings, the Company's acquisition accounting for the Devon Street business combination was preliminary as of December 31, 2023 and March 31, 2024. The Company has completed the purchase price allocation for the acquisition of Devon Street Homes, L.P. as of June 30, 2024 with no material adjustments from the amounts disclosed within Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Revenue recognition

The Company recognizes revenue when a home closes with a homebuyer, which is the time at which title and possession of the property are transferred to that homebuyer and all cash consideration due from the homebuyer is received. The Company’s performance obligation, to deliver the home, is generally satisfied in less than one year from the original contract date.

When the Company executes sales contracts with its homebuyers, or when it requires advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. The Company either retains or refunds to the customer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. As of June 30, 2024 and December 31, 2023, customer deposits totaled $9.5 million and $7.2 million, respectively. Substantially all customer deposits are recognized in revenue within one year of being received from homebuyers.

Share-based payments

Share-based compensation is accounted for as an expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP which requires compensation cost for the grant-date fair value of equity-based awards to be recognized over the requisite service period. The Company accounts for forfeitures when they occur, and any compensation expense previously recognized on unvested equity-based awards will be reversed when forfeited. The fair value of restricted stock units (RSUs) is based on the fair value of the Class A common stock at the time of grant.

Income taxes

After consummation of the IPO, Smith Douglas Homes Corp. became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Smith Douglas Holdings LLC assessed at the prevailing corporate tax rates.  Smith Douglas Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes since the taxable income or loss is passed through to its members. Smith Douglas Holdings LLC incurs liabilities for certain state taxes payable directly by it, which are not significant and for which the expense is included in the provision for income taxes in the accompanying unaudited condensed consolidated statements of income for the three and six months ended June 30, 2024 and in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income for the three and six months ended June 30, 2023.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of June 30, 2024 and December 31, 2023, there were no known items which would result in a significant accrual for uncertain tax positions.

Tax receivable agreement

In connection with the IPO and related transactions, the Company entered into a Tax Receivable Agreement (TRA) with Smith Douglas Holdings LLC and the Continuing Equity Owners that will provide for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes Corp. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments described in Note 12 as such savings are realized.

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

In March 2024, the SEC adopted the final rules that will require certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules include a requirement to disclose material climate-related risks, descriptions of board oversight and risk management activities, the material impacts of these risks on a registrants' strategy, business model and outlook, and any material climate-related targets or goals, as well as material effects of severe weather events and other natural conditions and greenhouse gas emissions. Prior to the stay in the new rules, they would have been effective for annual periods beginning January 1, 2025, except for the greenhouse gas emissions disclosure which would have been effective for annual periods beginning January 1, 2026. The Company is currently evaluating the impact of these rules on its disclosures.

Note 2 ‑ Real estate inventory and capitalized interest:

A summary of real estate inventory is as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Lots held for construction	$37,881	$32,184
Homes under construction, completed homes and model homes	228,672	180,920
Total real estate inventory	$266,553	$213,104

The Company capitalizes into real estate inventory interest costs incurred on homes under construction during the construction period until substantial completion. The Company does not capitalize interest on homes where construction has been suspended.

A summary of capitalized interest is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Capitalized interest, beginning of period	$858	$805	$1,338	$1,117
Interest incurred	893	530	1,832	1,066
Interest expensed	(591)	(301)	(1,289)	(546)
Interest charged to cost of home closings	(333)	(352)	(1,054)	(955)
Capitalized interest, end of period	$827	$682	$827	$682

Note 3 ‑ Variable interest entities:

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

Based on the provisions of the relevant accounting guidance, the Company has concluded that when it enters into an option or purchase agreement to acquire lots from an entity, a variable interest entity (VIE) may be created. The Company evaluates all option and purchase agreements and amendments for land to determine if the related entity is a VIE. As required by ASC Topic 810, Consolidation, the Company assesses whether it is the primary beneficiary for each VIE. In order to determine if the Company is the primary beneficiary, the Company must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE. If the Company does not control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company has the ability to control such activities, the Company will continue its analysis by determining if the Company is also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will benefit from a potentially significant amount of the VIE’s expected gains. As of June 30, 2024 and December 31, 2023, the Company was not identified as the primary beneficiary of any VIEs associated with option and purchase agreements. Therefore, no such VIEs required consolidation under ASC Topic 810.

In all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss in option agreements is limited to the Company’s option deposits and any capitalized pre‑acquisition costs.

In certain instances where the Company has entered into option agreements to purchase finished lots from a land banker, the Company may also enter into an agreement to complete the development of the lots on behalf of the land banker at a fixed cost. The Company may be at risk for items over budget related to the development of the property under option. Any unpaid amounts under these development agreements are recorded as development reimbursement receivables from land bankers and are included within other assets in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2024, the Company had deposits of $66.3 million related to land option agreements with an aggregate remaining purchase price of $834.4 million. As of December 31, 2023, the Company had deposits of $57.1 million related to land option agreements with an aggregate remaining purchase price of $652.1 million.

For lot option contracts where the lot seller entity is not required to be consolidated under the variable interest model, the Company considers whether such contracts should be accounted for as financing arrangements. Lot option contracts that may be considered financing arrangements include those entered into with third‑party land banks or developers in conjunction with such third parties acquiring a specific land parcel(s) on the Company’s behalf, at the Company’s direction, and those with other landowners where the Company or its designee makes improvements to the optioned land parcel(s) during the applicable option period. For these lot option contracts, the Company records the remaining purchase price of the associated land parcel(s) in inventory in its consolidated balance sheets with a corresponding financing obligation if the Company determines that it is effectively compelled to exercise the option to purchase the land parcel(s). In making this determination with respect to a land option contracts, the Company considers the non‑refundable deposit(s), any capitalized pre‑acquisition costs and additional costs associated with abandoning the contract. As a result of such evaluations of lot option contracts, no lot option contracts were determined to be financing arrangements for which the remaining purchase price should be recorded as a financing obligation in the accompanying unaudited condensed consolidated balance sheets.

Note 4 ‑ Investments in unconsolidated entities:

The Company has non‑controlling equity interests in various entities for which the Company applies the equity method of accounting. The Company’s proportionate share of the entities’ income was approximately $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively, and approximately $0.2 million and $0.4 million during the three and six months ended June 30, 2023, respectively. The entities distributed approximately $0.2 million and $0.4 million to the Company during the three and six months ended June 30, 2024, respectively, and approximately $0.3 million and $0.7 million to the Company during the three and six months ended June 30, 2023, respectively. The Company contributed approximately $0.6 million to the entities during the three and six months ended June 30, 2024. Investments in unconsolidated entities totaled approximately $0.7 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively, and are included within other assets in the accompanying unaudited condensed consolidated balance sheets.

Note 5 – Notes payable:

As of June 30, 2024, the Company has a $250.0 million unsecured revolving credit facility that was entered into concurrently with the IPO (the Amended Credit Facility), which replaced the previous $175.0 million unsecured revolving credit facility. The Amended Credit Facility matures in January 2027, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments, and provides that up to $20.0 million may be used for letters of credit.

The borrowings and letters of credit outstanding under the Amended Credit Facility may not exceed the borrowing base as defined in the Amended Credit Facility. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company.

Borrowings under the Amended Credit Facility bear interest, at the borrower’s option, at either a base rate or Secured Overnight Financing Rate (which may be a daily simple rate or based on 1-, 3- or 6-month interest periods, in each case at the borrower’s option), plus an applicable margin. The applicable margin ranges from 2.35% to 3.00% based on the Company’s leverage ratio as determined in accordance with a pricing grid defined in the Amended Credit Facility. Interest is payable in arrears on the last business day of each month or at the end of each 1-, 3- or 6-month interest period, as applicable. As of June 30, 2024, the interest rate on outstanding borrowings under the Amended Credit Facility was 7.76%.  Borrowings under the previous credit facility bore interest at the Prime Rate, as defined, plus an applicable margin ranging from minus 25 basis points to 20 basis points based on the Company’s leverage ratio as determined in accordance with a pricing grid. As of December 31, 2023, the interest rate on outstanding borrowings was 8.25%.

The Amended Credit Facility contains certain financial covenants, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $130.0 million, (b) 32.5% of pre‑tax income earned in any fiscal quarter after June 30, 2023, (c) 75% of the equity proceeds of Smith Douglas Homes Corp. from the IPO and (d) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after the IPO, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restricts certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility. As of June 30, 2024, the Company was in compliance with all covenants related to the Amended Credit Facility.

As of June 30, 2024, there were no outstanding borrowings under the Amended Credit Facility. As of December 31, 2023, outstanding borrowings under the previous credit facility totaled $71.0 million. As of June 30, 2024 and December 31, 2023, there were no outstanding letters of credit. Availability as determined in accordance with the Borrowing Base, as defined, totaled approximately $219.8 million as of June 30, 2024.

On July 31, 2023, the Company entered into a three-year seller note payable of $5.0 million as part of the consideration for the acquisition of Devon Street which bears interest at 8% per annum. The seller note is payable in quarterly installments of principal and accrued interest beginning September 30, 2023 through maturity on September 30, 2026. The seller is currently employed as the division president of the Houston division. As of June 30, 2024 and December 31, 2023, the balance on the seller note payable was $3.9 million and $4.6 million, respectively, which is included in notes payable in the accompanying unaudited condensed consolidated balance sheets.

The Company also has loans payable to banks collateralized by vehicles purchased from the proceeds of the loans with an outstanding balance of $5,000 and $8,000 as of June 30, 2024 and December 31, 2023, respectively, which are included in accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

Future maturities of notes payable to third parties, including borrowings under the Amended Credit Facility, are as follows as of June 30, 2024 (in thousands):

Year ending December 31,
2024 (1)	$799
2025	1,696
2026	1,364
$3,859

(1)	Remaining payments are for the six months ending December 31, 2024.

Note 6 ‑ Fair value of financial instruments:

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

		Fair Value (In Thousands)
Asset or Liability	Fair Value Hierarchy	June 30, 2024	December 31, 2023
Measured at fair value on a recurring basis:
Contingent consideration	Level 3	$4,590	$3,282

Disclosed at fair value:
Borrowings under Credit Facility	Level 2	$—	$71,000
Seller note payable	Level 2	$3,859	$4,627

The carrying value of the borrowings under the Credit Facility approximates fair value due to variable rate terms that approximate market rates.

The carrying value of the seller note payable approximates fair value because the interest rate on the note approximates market rates as of June 30, 2024 and December 31, 2023.

The fair value of the contingent consideration related to the Devon Street acquisition as of the acquisition date was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed‑upon gross margin target based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the gross margin discount rate, gross margin volatility, drift rate, and cost of debt, which are primarily Level 3 assumptions. The contingent consideration liability is remeasured at fair value on a quarterly basis. As of June 30, 2024 and December 31, 2023, the Company remeasured the fair value of contingent consideration related to the Devon Street acquisition and adjusted the liability to $4.6 million and $3.3 million, respectively, based on actual results achieved, revised gross margin forecasts, and accretion of the liability. The Company recorded contingent consideration adjustments resulting in $1.2 million of expense and $1.3 million of expense for the three and six months ended June 30, 2024, respectively, which is included in other expense (income), net in the accompanying unaudited condensed consolidated statement of income. As of June 30, 2024, there were approximately 8 months remaining under the contingent consideration agreement.

Note 7 ‑ Warranty reserves:

A summary of the activity in the Company’s warranty liability account is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$2,978	$2,257	$2,839	$2,071
Additions to reserves from new home closings	437	362	819	698
Warranty claims	(99)	(202)	(242)	(331)
Adjustments to pre‑existing reserves	(212)	(34)	(312)	(55)
Balance, end of period	$3,104	$2,383	$3,104	$2,383

Note 8 ‑ Leases:

The Company leases certain office space and equipment for use in its operations. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some leases contain renewal options and, in accordance with ASC Topic 842, Leases, the lease term includes those renewals only to the extent that they are reasonably certain to be exercised.

Lease cost included in the accompanying unaudited condensed consolidated statements of income as a component of selling, general and administrative costs is presented in the table below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating leases costs	$170	$143	$339	$286
Variable lease costs - operating	$74	$48	$110	$88

The following table presents additional information about the Company’s leases (dollars in thousands):

	June 30, 2024	December 31, 2023
Right-of-use (ROU) assets	$2,141	$1,789
Lease liabilities	$2,217	$1,837

ROU assets are included within other assets and lease liabilities are included within accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2024, the Company had additional operating leases, primarily for division office space, that had not yet commenced with undiscounted fixed lease payments of approximately $1.1 million. These operating leases will commence in 2024 with lease terms ranging from 2 to 6 years.

Note 9 ‑ Commitments and contingencies:

The Company is subject to certain contingent liabilities resulting from litigation, claims, and other commitments which arise in the ordinary course of business. Management and legal counsel believe that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or cash flows of the Company. In the normal course of business, the Company posts letters of credit and performance and other surety bonds related to certain development obligations with local municipalities, government agencies and developers. As of June 30, 2024 and December 31, 2023, performance and surety bonds totaled $33.0 million and $26.1 million, respectively. As of June 30, 2024 and December 31, 2023, there were no outstanding letters of credit.

Note 10 - Stockholders’/ Members’ equity:

The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of June 30, 2024:

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

The following table summarizes Class A common stock reserved for issuances as of June 30, 2024:

Conversion of LLC Interests held by Continuing Equity Owners	42,435,897
RSUs	2,051,282
Total	44,487,179

The Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through June 30, 2024, no series of preferred stock have been issued.

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

As of June 30, 2024, Smith Douglas Homes Corp. holds a 17.3% economic interest in Smith Douglas Holdings LLC through its ownership of 8,846,154 LLC Interests but consolidates Smith Douglas Holdings LLC as sole managing member. The remaining 42,435,897 LLC Interests representing an 82.7% interest are held by the Continuing Equity Owners and presented in the unaudited condensed consolidated financial statements as non-controlling interests.

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

Distributions to Members Related to Their Income Tax Liabilities

As a limited liability company treated as a partnership for income tax purposes, Smith Douglas Holdings LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Smith Douglas Holdings LLC is required to distribute cash, to the extent that Smith Douglas Holdings LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Smith Douglas Holdings LLC taxable earnings. Smith Douglas Holdings LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Smith Douglas Holdings LLC made tax distributions to the Continuing Equity Owners totaling approximately $11.8 million and $26.3 million for the three and six months ended June 30, 2024, respectively.

Redemption of Class C & Class D Units

On January 16, 2024, after the IPO, Smith Douglas Holdings LLC redeemed all of its Class C and Class D Units at an aggregate redemption price of $2.6 million.

Note 11 - Share-based payments:

In connection with the IPO, the stockholders approved the 2024 Incentive Award Plan (the 2024 Plan), which became effective on January 10, 2024. The 2024 Plan generally is administered by the board of directors of with respect to awards to non-employee directors and by the compensation committee with respect to other participants and authorizes the Company to grant incentive stock-based awards.

Under the 2024 Plan, 2,051,282 shares of Class A common stock were initially reserved for issuance, which shares may be granted pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, RSUs, and other equity-based awards. The number of shares initially reserved for issuance pursuant to awards under the 2024 Plan includes an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on January 1, 2034, equal to (a) a number of shares of Class A common stock equal to 1% of the aggregate number of shares of Class A and Class B common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares of Class A common stock as determined by the board of directors. No more than 10,000,000 shares of Class A common stock may be issued upon the exercise of incentive stock options. As of June 30, 2024, 1,613,310 shares of Class A common stock are available for future grant under the 2024 Plan.

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

As of June 30, 2024, all of the RSUs are outstanding and remain unvested. The fair value of the RSUs of $21.00 per unit was based on the fair value of a share of Class A common stock at the time of the IPO. Total compensation expense for RSUs was approximately $1.0 million and $1.9 million for the three and six months ended June 30, 2024, respectively and is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income for the three and six months ended June 30, 2024.

The unamortized compensation cost related to RSUs of approximately $7.3 million as of June 30, 2024 is expected to be recognized over a weighted-average period of approximately 2.2 years.

Note 12 - Income taxes and tax receivable agreement:

Smith Douglas Homes Corp. is taxed as a subchapter C corporation and is subject to federal and state income taxes. Smith Douglas Homes Corp.’s sole material asset is its ownership interest in Smith Douglas Holdings LLC, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Smith Douglas Holdings LLC’s net taxable income and related tax credits, if any, are passed through to its members and included in the members’ tax returns. The income tax burden on the earnings taxed to the non-controlling interest holders is not reported by the Company in its unaudited condensed consolidated financial statements under U.S. GAAP.

The estimated annual effective tax rate for the year ending December 31, 2024 is 20.8%. The difference between the estimated annual effective income tax rate and the U.S. federal statutory rate is primarily attributable to income allocable to non-controlling interests, which is not taxable, Smith Douglas Holdings LLC’s election to be taxed at the entity level, and state income taxes.

The Company’s income tax provision was $1.1 million for the three months ended June 30, 2024 and $2.0 million for the period from January 11, 2024 to June 30, 2024. As the IPO occurred during the six months ended June 30, 2024, and the Company had no business transactions or activities prior to the IPO, no amounts related to the provision for income taxes were incurred for the period from January 1, 2024 to January 10, 2024.

The Company recorded a deferred tax asset of $10.5 million resulting from the step-up in basis allowed under Section 743(b) and 197 of the Internal Revenue Code related to the purchase of 2,435,897 LLC Interests from the Continuing Equity Owners discussed in Note 1, Description of business and summary of significant accounting policies, which is expected to be amortized over the useful lives of the underlying assets. The Company also recorded a deferred tax asset of $15.1 million resulting from the outside basis difference related to its investment in Smith Douglas Holdings LLC by applying the look-through method to record the Company's proportionate share of inside basis differences within Smith Douglas Holdings LLC. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, management has recorded a valuation allowance of $14.3 million for certain deferred tax assets the Company has determined are not more likely than not to be realized. The initial deferred tax asset of $15.1 million for the investment in Smith Douglas Holdings LLC and the related valuation allowance of $14.3 million were recorded against additional paid-in capital and included within increase in deferred tax asset from IPO and related transactions in the unaudited condensed consolidated statements of stockholders’/members’ equity.

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

The purchase of 2,435,897 LLC Interests from the Continuing Equity Owners triggered a tax basis increase subject to the provisions of the TRA. The Company recognized (i) a deferred tax asset in the amount of $10.5 million, (ii) a corresponding estimated liability of $10.4 million to the Continuing Equity Owners representing 85% of the projected tax benefits, and (iii) $0.1 million of additional paid-in capital.

Note 13 ‑ Transactions with related parties:

The Company rents office space under a lease with JBB Cherokee Holdings LLC, an entity affiliated by common ownership. Related party lease cost included in the accompanying unaudited condensed consolidated statements of income as a component of selling, general and administrative costs is presented in the table below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating leases costs (related party)	$87	$86	$173	$173
Variable lease costs – operating (related party)	$21	$20	$39	$40

Payments under the office lease agreement, along with costs associated with the office space, totaled approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2024, respectively, and approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2023, respectively.

During the three and six months ended June 30, 2024, the Company incurred fees of $0.1 million and $0.4 million, respectively, in the aggregate from certain entities affiliated by common ownership for use of facilities related to business development and vendor relations, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. During the three and six months ended June 30, 2023, the Company incurred fees of $0.4 million for the use of these facilities. The Company paid fees for use of these facilities of $0.1 million during the three and six months ended June 30, 2024 and $0.4 million during the three and six months ended June 30, 2023.

While the Company typically enters into lot option agreements whereby a deposit is provided to the seller, the Company has in the past, in lieu of providing a deposit, invested a minority interest in certain of the land banking entities with which it contracts. During the three and six months ended June 30, 2023, the Company purchased 9 and 35 lots totaling approximately $0.8 million and $3.0 million, respectively, under lot option agreements with unconsolidated land bank entities in which the Company had a non‑controlling ownership interest. There was no such activity during the six months ended June 30, 2024. The Company has identified these entities as VIEs; however, the Company has not been identified as the primary beneficiary of the VIEs and the entities are not consolidated in the accompanying unaudited condensed consolidated financial statements (see Note 3 for information related to VIEs).

The Company has entered into lot option transactions with a former member of Smith Douglas Holdings LLC’s Board of Managers. During the three and six months ended June 30, 2023, the Company sold 10 and 15 finished lots at cost for approximately $0.7 million and $1.0 million, respectively, to the then member of Smith Douglas Holdings LLC’s Board of Managers. During the three and six months ended June 30, 2023, the Company purchased 77 and 159 lots totaling $3.7 million and $8.3 million, respectively, related to these lot option agreements.

The Company charters aircraft services from companies that are controlled by a related entity of the Company’s managing member. Expenses incurred and paid to these companies under a dry lease agreement for the use of the aircraft for business travel totaled approximately $46,000 and $78,000 for the three and six months ended June 30, 2024, respectively, and approximately $31,000 and $51,000 for the three and six months ended June 30, 2023, respectively, which are included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income.

Historically, since August 2016, one of the former members of Smith Douglas Holdings LLC’s Board of Managers was party to a consulting agreement with Smith Douglas Holdings LLC pursuant to which he provided services to Smith Douglas Holdings LLC in exchange for (i) an annual fee equal to approximately $0.6 million plus (ii) eligibility to earn an annual bonus, subject to the terms and conditions therein. During the three and six months ended June 30, 2023, the then member of Smith Douglas Holdings LLC’s Board of Managers earned fees under the consulting agreement of approximately $0.2 million and $0.3 million, respectively, which are included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income.

The Company had two uncollateralized notes payable bearing interest at 2.12% and 2.56%, respectively, and other payables to certain related parties for the purchase of airplanes totaling approximately $0.9 million as of December 31, 2023, which are included in accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets. The notes payable were repaid during the six months ended June 30, 2024.

The Company has related party receivables totaling approximately $0.1 million as of both June 30, 2024 and December 31, 2023 for various expenses paid by the Company on behalf of the related party, which are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

As of December 31, 2023, the Company had a balance due to related parties of $11,000 for various expenses paid by the related parties on behalf of the Company, which is included in accrued expenses and other liabilities in the accompanying 2023 unaudited condensed consolidated balance sheet. There was no such balance outstanding as of June 30, 2024.

Note 14 ‑ Segment information:

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

The following tables summarize financial information by segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Home closing revenue:
Alabama	$43,585	$18,800	$83,240	$42,867
Atlanta	80,220	94,104	142,840	170,278
Charlotte	15,352	14,369	28,816	26,871
Houston	31,248	—	55,278	—
Nashville	21,707	28,019	43,737	51,908
Raleigh	28,821	26,230	56,231	57,742
Total	$220,933	$181,522	$410,142	$349,666

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss):
Alabama	$5,559	$1,435	$10,163	$3,676
Atlanta	18,012	23,379	32,583	42,928
Charlotte	2,380	2,380	4,004	4,313
Houston	3,446	—	6,812	—
Nashville	2,789	4,501	5,102	7,732
Raleigh	5,207	5,615	10,017	12,846
Segment total	37,393	37,310	68,681	71,495
Corporate (1)	(12,659)	(6,569)	(23,461)	(11,928)
Total	$24,734	$30,741	$45,220	$59,567

(1)
Corporate primarily includes corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.

	June 30, 2024	December 31, 2023
Assets:
Alabama	$54,090	$61,433
Atlanta	126,601	86,647
Charlotte	40,645	32,302
Houston (1)	109,319	93,825
Nashville	23,135	24,818
Raleigh	40,398	28,897
Segment total	394,188	327,922
Corporate (2)	35,066	24,770
Total	$429,254	$352,692

(1)	Balance includes goodwill of approximately $25.7 million resulting from the acquisition of Devon Street Homes, L.P.
(2)	Corporate primarily includes cash and cash equivalents, property and equipment, and other assets that are not allocated to the segments.

Note 15 - Earnings per share:

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

Basic and diluted earnings per share of common stock have been computed as follows (in thousands, except share and per share amounts):

	For the three months ended June 30, 2024	For the period from January 11, 2024 to June 30, 2024
Numerator:
Net income attributable to Smith Douglas Homes Corp., Basic	$3,646	$6,618
Add: Net income impact from assumed redemption of all LLC Interests to common stock	21,088	39,762
Less: Income tax expense on net income attributable to NCI at 20.8%	(4,384)	(8,267)
Net income attributable to Smith Douglas Homes Corp., after adjustment for assumed redemption, Diluted	$20,350	$38,113

Denominator:
Weighted average shares of common stock outstanding, Basic	8,846,154	8,846,154
Dilutive effects of:
LLC Interests that are exchangeable for common stock	42,435,897	42,435,897
Unvested RSUs	149,923	132,458
Weighted average shares of common stock outstanding, Diluted	51,431,974	51,414,509

Basic earnings per share	$0.41	$0.75
Diluted earnings per share	$0.40	$0.74

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance, based upon our current plans, expectations and beliefs involving risks and uncertainties. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in the Annual Report, as updated by this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in Part I, Item 1A. Risk Factors of our Annual Report.

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

In the first half of 2024, we continued to experience strong demand for new homes despite fluctuating interest rates. Our net new home orders increased by 17% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and 16% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. We expect the housing undersupply in the resale market and favorable demographic trends to provide a strong, long-term runway for future new home buying demand. We believe our dedication to entry-level and empty-nest homebuyers with a focus on price points that fall below FHA guidelines, our efficient construction process, and our affordable luxury sales experience caters to the desires of today’s aspiring homeowners and is resilient across economic cycles. Additionally, we construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. Our SMART Builder enterprise resource planning system and efficient construction process, which we call Rteam, allows us to provide this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we believe we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which were 12% and 9% for the three months ended June 30, 2024 and 2023, respectively.

At the core of our land-light operating strategy lies the principle and discipline of primarily acquiring finished lots from a diverse pool of third-party land developers or land bankers through the effective utilization of lot-option contracts. Our lot acquisition strategy reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, better aligning our pace of home orders and home starts. While using land bankers and third-party developers comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own a higher percentage of their land supply. As of June 30, 2024, we had 587 owned unstarted lots in real estate inventory on our balance sheet which represented only 3.7% of our total controlled lot supply.

We believe the geographic markets in which we operate demonstrate strong population and employment growth trends, favorable migration patterns, and desirable lifestyle and weather conditions. Our operations are currently organized into six geographical segments; our reportable segments include Alabama (which consists of both Birmingham and Huntsville), Atlanta (which includes certain Atlanta suburbs like Dalton, GA), Charlotte, Houston, Nashville, and Raleigh. Each of our markets is experiencing strong momentum in housing demand drivers relative to historic averages, and we believe there is significant opportunity to expand our presence in each of our respective markets.

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

Segments

Our operations are currently organized into six geographical segments. Our reportable segments include Alabama (which consists of both Birmingham and Huntsville), Atlanta (which includes certain Atlanta suburbs like Dalton, GA), Charlotte, Houston, Nashville, and Raleigh.

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

Results of Operations Data

The results of operations data in the following tables for the periods presented have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of three and six months ended June 30, 2024 and 2023

The following table sets forth our statements of income and other operating data for the periods presented (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Consolidated Statements of Income Data:
Home closing revenue	$220,933	$181,522	$410,142	$349,666
Cost of home closings	161,875	128,824	301,624	248,435
Home closing gross profit	59,058	52,698	108,518	101,231
Selling, general, and administrative costs	31,809	21,928	59,350	41,722
Equity in income from unconsolidated entities	(220)	(226)	(404)	(436)
Interest expense	591	301	1,289	546
Other expense (income), net	1,012	(46)	1,010	(168)
Income before income taxes	25,866	30,741	47,273	59,567
Provision for income taxes	1,132	—	2,053	—
Net income	24,734	$30,741	45,220	$59,567
Net income attributable to non-controlling interests and LLC members prior to IPO	21,088		38,602
Net income attributable to Smith Douglas Homes Corp.	$3,646		$6,618
Earnings per share(1):
Basic	$0.41		$0.75
Diluted	$0.40		$0.74
Other operating data:
Home closings	653	560	1,219	1,060
ASP of homes closed	$338	$324	$336	$330
Net new home orders	715	612	1,480	1,276
Contract value of net new home orders	$243,842	$206,130	$503,282	$421,248
ASP of net new home orders	$341	$337	$340	$330
Cancellation rate(2)	11.8%	8.7%	11.2%	8.8%
Backlog homes (period end)(3)	1,173	985	1,173	985
Contract value of backlog homes (period end)	$404,750	$330,258	$404,750	$330,258
ASP of backlog homes (period end)	$345	$335	$345	$335
Active communities (period end)(4)	75	44	75	44
Controlled lots (period end):
Homes under construction	1,088	706	1,088	706
Owned lots	587	405	587	405
Optioned lots	14,167	7,659	14,167	7,659
Total controlled lots	15,842	8,770	15,842	8,770

(1)	Earnings per share for the six months ended June 30, 2024 is calculated for the period from January 11, 2024, the date of the IPO, to June 30, 2024.

(2)	The cancellation rate is the total number of cancellations during the period divided by the total gross new home orders during the period.

(3)
Backlog homes (period end) is the number of homes in backlog from the previous period plus the number of net new home orders generated during the current period minus the number of homes closed during the current period.

(4)	A community becomes active once the model is completed or the community has its first sale. A community becomes inactive when it has fewer than two homes remaining to sell.

Home closing revenue

Home closing revenue for the three months ended June 30, 2024, was $220.9 million, an increase of $39.4 million, or 22%, from $181.5 million for the three months ended June 30, 2023. Home closing revenue for the six months ended June 30, 2024, was $410.1 million, an increase of $60.5 million, or 17%, from $349.7 million for the six months ended June 30, 2023.

The increase in revenue was primarily attributable to increases of 17% and 15% in the number homes closed for the three and six months ended June 30, 2024, respectively, which are largely driven by our Devon Street Homes acquisition. The increase in revenue was also attributable to an increase in the ASP of homes closed of 4% and 2% for the three and six months ended June 30, 2024, respectively.

The following table sets forth our home closing revenue, number of home closings, and ASP of homes closed for the periods presented, in each of our reportable segments (dollar amounts in thousands):

Three months ended June 30,	2024			2023			Period over period change
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Alabama	$43,585	145	$301	$18,800	66	$285	132%	120%	6%
Atlanta	80,220	231	347	94,104	302	312	(15)%	(24)%	11%
Charlotte	15,352	43	357	14,369	40	359	7%	8%	(1)%
Houston	31,248	95	329	—	—	—	100%	100%	100%
Nashville	21,707	58	374	28,019	79	355	(23)%	(27)%	6%
Raleigh	28,821	81	356	26,230	73	359	10%	11%	(1)%
Total	$220,933	653	$338	$181,522	560	$324	22%	17%	4%

Six months ended June 30,	2024			2023			Period over period change
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Alabama	$83,240	277	$301	$42,867	147	$292	94%	88%	3%
Atlanta	142,840	414	345	170,278	537	317	(16)%	(23)%	9%
Charlotte	28,816	77	374	26,871	73	368	7%	5%	2%
Houston	55,278	169	327	—	—	—	100%	100%	100%
Nashville	43,737	121	361	51,908	144	360	(16)%	(16)%	—%
Raleigh	56,231	161	349	57,742	159	363	(3)%	1%	(4)%
Total	$410,142	1,219	$336	$349,666	1,060	$330	17%	15%	2%

Cost of home closings

Cost of home closings for the three months ended June 30, 2024, was $161.9 million, an increase of $33.1 million, or 26%, from $128.8 million for the three months ended June 30, 2023, which was primarily driven by a 17% increase in home closings and an 8% increase in the average cost of home closings. Cost of home closings for the six months ended June 30, 2024, was $301.6 million, an increase of $53.2 million, or 21%, from $248.4 million for the six months ended June 30, 2023, which was primarily driven by a 15% increase in home closings and a 6% increase in the average cost of home closings.

Home closing gross profit

Home closing gross profit for the three months ended June 30, 2024 was $59.1 million, an increase of $6.4 million, or 12%, from $52.7 million for the three months ended June 30, 2023. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 26.7% in the three months ended June 30, 2024 compared to 29.0% in the same period in 2023. Home closing gross profit for the six months ended June 30, 2024 was $108.5 million, an increase of $7.3 million, or 7%, from $101.2 million for the six months ended June 30, 2023. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 26.5% in the six months ended June 30, 2024 compared to 29.0% in the same period in 2023.

The decrease in home closing gross margin for the three and six months ended June 30, 2024 was primarily driven by increases of 8% and 6% in the average cost of home closings, respectively, partially offset by increases of 4% and 2% in the ASP of homes closed, respectively.

Selling, general, and administrative costs

Selling, general, and administrative costs for the three months ended June 30, 2024 were $31.8 million, an increase of $9.9 million, or 45%, from $21.9 million for the three months ended June 30, 2023. Selling, general, and administrative costs for the six months ended June 30, 2024 were $59.4 million, an increase of $17.7 million, or 42%, from $41.7 million for the six months ended June 30, 2023.

The increase for the three and six months ended June 30, 2024 compared to the same periods of the prior year was primarily due to an increase in sales commissions and advertising costs associated with our increase in homes closed and related home closing revenue, increased payroll and performance-based bonus compensation expenses on higher employee headcount, stock compensation expense and additional overhead related to our Devon Street Homes Acquisition.

Equity in income from unconsolidated entities

Equity in income from unconsolidated entities consists of our portion of income from our interest in the title company in which we hold a 49% interest and which operates in certain of our markets to provide title insurance to our homebuyers. For the three and six months ended June 30, 2024, equity in income from unconsolidated entities decreased slightly from the three and six months ended June 30, 2023, due to slightly lower title insurance revenue generated by the joint venture.

Interest expense

Interest expense is comprised of interest incurred, but not capitalized on our Prior Credit Facility, Amended Credit Facility, other borrowings, and amortization of debt issuance costs. Our interest expense increased $0.3 million to $0.6 million for the three months ended June 30, 2024 from $0.3 million for the three months ended June 30, 2023. Our interest expense increased $0.8 million to $1.3 million for the six months ended June 30, 2024 from $0.5 million for the six months ended June 30, 2023.

The increase in interest expense for the three and six months ended June 30, 2024 was primarily driven by an increase in unused fees incurred on our Prior Credit Facility and Amended Credit Facility, amortization of deferred financing costs on our Amended Credit Facility, and interest on the note payable related to the Devon Street Homes Acquisition.

Other expense (income), net

Other expense (income), net primarily consists of interest income, credit card rebates, insurance settlements, changes in fair value of contingent consideration related to the Devon Street Homes Acquisition, and other miscellaneous income and expenses. For the three and six months ended June 30, 2024, other expense, net increased by $1.1 million and $1.2 million, respectively, from other income, net of $46,000 and $0.2 million for the three and six months ended June 30, 2023, respectively, which was primarily driven by the change in fair value of the contingent consideration liability related to the Devon Street Homes Acquisition during the three and six months ended June 30, 2024.

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

Net income

The following table sets forth net income by reportable segment for the periods presented (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Period over period change	2024	2023	Period over period change
Alabama	$5,559	$1,435	$4,124	$10,163	$3,676	$6,487
Atlanta	18,012	23,379	(5,367)	32,583	42,928	(10,345)
Charlotte	2,380	2,380	—	4,004	4,313	(309)
Houston	3,446	—	3,446	6,812	—	6,812
Nashville	2,789	4,501	(1,712)	5,102	7,732	(2,630)
Raleigh	5,207	5,615	(408)	10,017	12,846	(2,829)
Segment total	37,393	37,310	83	68,681	71,495	(2,814)
Corporate(1)	(12,659)	(6,569)	(6,090)	(23,461)	(11,928)	(11,533)
Total	$24,734	$30,741	$(6,007)	$45,220	$59,567	$(14,347)
(1)
Corporate primarily includes corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.

Net income for the three and six months ended June 30, 2024 decreased by $6.0 million, or 20%, and $14.3 million, or 24%, respectively. The decrease was primarily due to increases of $9.9 million and $17.7 million, respectively, in selling, general and administrative costs due to higher commissions and advertising costs and $1.1 million and $2.0 million of income tax expense incurred for the three and six months ended June 30, 2024, respectively, after our IPO and Reorganization Transactions, partially offset by increases in home closing gross profit of $6.4 million and $7.3 million, respectively.

Alabama: The $4.1 million and $6.5 million increases in net income for the three and six months ended June 30, 2024 compared to the same periods in the prior year were primarily due to an increase in home closing revenue and gross profit due to increases in homes closed of 120% and 88%, respectively, and increases in ASP of homes closed of 6% and 3%, respectively, partially offset by increases in selling, general, and administrative costs.

Atlanta: The $5.4 million and $10.3 million decreases in net income for the three and six months ended June 30, 2024 compared to the same periods in the prior year were primarily due to decreases in home closings of 24% and 23%, respectively, largely due to the timing of communities coming online, partially offset by increases in ASP of homes closed of 11% and 9%, respectively.

Charlotte: Net income in Charlotte was consistent for the three months ended June 30, 2024 compared to the same period of the prior year and decreased slightly for the six months ended June 30, 2024 compared to the same period of the prior year due to slight increases in home closing gross profit of 8% and 3%, respectively, offset by increases in selling, general, and administrative costs of 19% and 15%, respectively.

Houston: Net income of $3.4 million and $6.8 million for the three and six months ended June 30, 2024, respectively, represents the results of operations due to the Devon Street Homes Acquisition.

Nashville: The $1.7 million and $2.6 million decreases in net income for the three and six months ended June 30, 2024 compared to the same periods in the prior year were primarily due to decreases in home closing gross profit of 23% and 24%, respectively, driven by higher average lot costs on the mix of homes closed.

Raleigh: The $0.4 million decrease in net income for the three months ended June 30, 2024 compared to the same period in the prior year is primarily due to a slight increase in home closing gross profit of 3% offset by an increase in selling, general, and administrative costs of 28%. The $2.8 million decrease in net income for the six months ended June 30, 2024 compared to the same period in the prior year is primarily due to a decrease in home closing gross profit of 12% and an increase in selling, general, and administrative costs of 15%.

Backlog homes

The following table sets forth our backlog homes and contract value and ASP of backlog homes by reportable segment for the periods presented, along with their period-to-period change (dollar amounts in thousands):

As of June 30,	2024			2023			Period over period change
	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes
Alabama	169	$50,122	$297	246	$73,028	$297	(31)%	(31)%	—%
Atlanta	492	170,724	347	374	125,606	336	32%	36%	3%
Charlotte	121	49,498	409	70	25,035	358	73%	98%	14%
Houston	200	64,445	322	—	—	—	100%	100%	100%
Nashville	52	20,681	398	129	47,346	367	(60)%	(56)%	8%
Raleigh	139	49,280	355	166	59,243	357	(16)%	(17)%	(1)%
Total	1,173	$404,750	$345	985	$330,258	$335	19%	23%	3%

The increase in the number of backlog homes and backlog value as of June 30, 2024, as compared to June 30, 2023, was primarily driven by our acquisition of Devon Street Homes.

Controlled lots

The following table sets forth our total controlled lots, which includes both our owned and optioned lots, by reportable segment as of the periods set forth below:

As of June 30,	2024			2023			Period over period change
	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled
Alabama	355	1,420	1,775	315	1,483	1,798	13%	(4)%	(1)%
Atlanta	485	7,457	7,942	338	3,384	3,722	43%	120%	113%
Charlotte	144	2,021	2,165	81	1,127	1,208	78%	79%	79%
Houston	384	1,390	1,774	—	—	—	100%	100%	100%
Nashville	93	820	913	207	662	869	(55)%	24%	5%
Raleigh	214	1,059	1,273	170	1,003	1,173	26%	6%	9%
Total	1,675	14,167	15,842	1,111	7,659	8,770	51%	85%	81%
(1)	Includes homes under construction and owned lots.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have provided information in this Quarterly Report on Form 10-Q relating to “adjusted home closing gross profit,” “adjusted home closing gross margin,” “adjusted net income,” “EBITDA”, “EBITDA margin”, “adjusted EBITDA”, “adjusted EBITDA margin”, and “net-debt-to-net book capitalization.” We believe these non-GAAP financial measures are useful in evaluating our operating performance.

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

The following table presents a reconciliation of adjusted home closing gross profit and adjusted home closing gross margin to the GAAP financial measure of home closing gross profit and home closing gross margin for each of the periods indicated (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Home closing revenue	$220,933	$181,522	$410,142	$349,666
Cost of home closings	161,875	128,824	301,624	248,435
Home closing gross profit(1)	$59,058	$52,698	$108,518	$101,231
Capitalized interest charged to cost of home closings	333	352	1,054	955
Purchase accounting adjustments included in cost of home closings	(379)	—	(260)	—
Adj. home closing gross profit	$59,012	$53,050	$109,312	$102,186
Home closing gross margin(2)	26.7%	29.0%	26.5%	29.0%
Adj. home closing gross margin(2)	26.7%	29.2%	26.7%	29.2%
(1)	Home closing gross profit is home closing revenue less cost of home closings.
(2)	Calculated as a percentage of home closing revenue.

Our adjusted home closing gross profit increased slightly while adjusted home closing gross margin decreased from both the three and six months ended June 30, 2023 to the same periods in 2024. The increase in adjusted home closing gross profit primarily results from increases in home closings of 17% and 15%, respectively. The decrease in adjusted home closing gross margin is driven by increases in the average cost of home closings of 8% and 6%, respectively, partially offset by increases in the ASP of homes closed of 4% and 2%, respectively.

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

The following table presents a reconciliation of adjusted net income to the GAAP financial measure of net income for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$24,734	$30,741	$45,220	$59,567
Provision for income taxes	1,132	—	2,053	—
Income before income taxes	25,866	30,741	47,273	59,567
Tax-effected adjustments(1)	6,467	7,685	11,818	14,892
Adjusted net income	$19,399	$23,056	$35,455	$44,675
(1)
For the three months ended June 30, 2024 and 2023, our tax expenses assumes a 25.0% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).

EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin

EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin are not measures of net income or net income margin as determined by GAAP. EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders, and rating agencies. We define EBITDA as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, and (v) depreciation. We define EBITDA margin as EBITDA as a percentage of home closing revenue. We define adjusted EBITDA as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, (v) depreciation, (vi) adjustments resulting from the application of purchase accounting included in cost of sales, and (vii) adjustments resulting from the application of purchase accounting included in other expense (income), net. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of home closing revenue.

Management believes EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin are useful because they allow management to more effectively evaluate our operating performance and compare our results of operations from period to period without regard to our financing methods or capital structure, or other items that impact comparability of financial results from period to period. EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin should not be considered as alternatives to, or more meaningful than, net income, net income margin, or any other measure as determined in accordance with GAAP. Our computation of EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin may not be comparable to EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin of other companies. We present EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin because we believe they provide useful information regarding the factors and trends affecting our business.

The following table presents a reconciliation of EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin to the GAAP financial measure of net income and net income margin for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$24,734	$30,741	$45,220	$59,567
Capitalized interest charged to cost of home closings	333	352	1,054	955
Interest expense	591	301	1,289	546
Interest income	(290)	(19)	(368)	(81)
Provision for income taxes	1,132	—	2,053	—
Depreciation	368	253	709	503
EBITDA	$26,868	$31,628	$49,957	$61,490
Purchase accounting adjustments included in cost of home closings	(379)	—	(260)	—
Purchase accounting adjustments included in other expense (income), net	1,245	—	1,308	—
Adjusted EBITDA	$27,734	$31,628	$51,005	$61,490
Net income margin(1)	11.2%	16.9%	11.0%	17.0%
EBITDA margin(1)	12.2%	17.4%	12.2%	17.6%
Adjusted EBITDA margin(1)	12.6%	17.4%	12.4%	17.6%
(1)	Calculated as a percentage of home closing revenue.

Our EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin decreased from the three and six months ended June 30, 2023 to the same periods in 2024 primarily as a result of decreases in net income of 20% and 24%, respectively, partially offset by increases in interest expense of $0.3 million and $0.8 million, respectively, and increases in provision for income taxes of $1.1 million and $2.0 million, respectively.

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

As of (in thousands, except percentages)	June 30, 2024	December 31, 2023
Notes payable	$3,859	$75,627
Stockholders’/ Members’ equity	344,559	208,903
Total capitalization	$348,418	$284,530
Debt-to-book capitalization	1.1%	26.6%
Notes payable	$3,859	$75,627
Less: cash and cash equivalents	17,298	19,777
Net debt	(13,439)	55,850
Stockholders’/ Members’ equity	344,559	208,903
Total net capitalization	$331,120	$264,753
Net-debt-to-net book capitalization	(4.1)%	21.1%

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

Overview

As of June 30, 2024, we had $17.3 million of cash and cash equivalents. We believe existing cash and cash equivalents, availability under our Amended Credit Facility and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. We exercise strict controls and have a prudent strategy for our cash management, including those related to cash outlays for lot acquisitions and deposits on lot-option contracts. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisitions are reviewed and analyzed by our senior management team and ultimately approved by our Chief Executive Officer and Chief Financial Officer. Additionally, our land-light business model reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, which better aligns our pace of home orders and home starts. Our principal uses of cash include deposits on lot-option contracts, acquisition of finished lots, home construction, operating expenses, and the payment of interest and routine liabilities.

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

The Amended Credit Facility contains certain financial covenants, among others, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $130.0 million, (b) 32.5% of positive pre-tax income earned in any fiscal quarter after June 30, 2023, (c) 75% of the equity proceeds of Smith Douglas Homes Corp. and its subsidiaries from the IPO and (d) 50% of new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after the IPO, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restrict certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required immediately to repay all amounts outstanding under the Amended Credit Facility. As of June 30, 2024, we were in compliance with all covenants related to the Amended Credit Facility.

As of June 30, 2024, there were no outstanding borrowings or letters of credit under the Amended Credit Facility.

The foregoing description of the Amended Credit Facility is qualified in its entirety by reference to the Amended Credit Facility, a copy of which is filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

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

Cash flows from operating, investing, and financing activities – comparison for the six months ended June 30, 2024 and 2023

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

Six months ended June 30,	2024	2023
Net cash (used in) provided by operating activities	$(9,234)	$35,902
Net cash used in investing activities	(3,153)	(180)
Net cash provided by (used in) financing activities	9,908	(53,931)
Net decrease in cash and cash equivalents	(2,479)	(18,209)
Cash and cash equivalents, beginning of period	19,777	29,601
Cash and cash equivalents, end of period	$17,298	$11,392

Operating activities

We used approximately $9.2 million and generated approximately $35.9 million in net cash from operating activities for the six months ended June 30, 2024 and 2023, respectively. Operating cash flows for the six months ended June 30, 2024 benefited from cash generated by net income of $45.2 million, which was more than offset by a $50.3 million increase in real estate inventory, $9.2 million increase in deposits on real estate under option or contract, and $4.6 million increase in other assets. Operating cash flows for the six months ended June 30, 2023 benefited from cash generated by net income of $59.6 million primarily offset by a $21.3 million increase in real estate inventory.

Investing activities

We used approximately $3.2 million and $0.2 million in net cash in investing activities for the six months ended June 30, 2024 and 2023, respectively. The net cash used in investing activities during the six months ended June 30, 2024 was primarily due to purchases of property and equipment and investments in unconsolidated entities. The net cash used in investing activities during the six months ended June 30, 2023 was primarily due to purchases of property and equipment partially offset by distributions of capital from unconsolidated entities.

Financing activities

Net cash provided by (used in) financing activities was approximately $9.9 million and $(53.9 million) for the six months ended June 30, 2024 and 2023, respectively. The $63.8 million increase in cash provided by financing activities was primarily attributable to net proceeds from the IPO and Reorganization Transactions of $115.7 million and a $20.1 million decrease in distributions to members of Smith Douglas Holdings LLC, partially offset by a $66.0 million increase in net repayments under revolving credit facility.

Material Cash Commitments

There have been no material changes to the material cash commitments described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report.

Off-Balance Sheet Arrangements

While using land bankers and third-party developers as part of our land-light operating strategy comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own and develop a higher percentage of their land supply. As of June 30, 2024, we had 587 owned unstarted lots in real estate inventory on our balance sheet which represented only 3.7% of our total controlled lot supply.

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

As of June 30, 2024, we had $62.8 million of non-refundable cash deposits under land and lot-option contracts pertaining to 8,551 lots with a remaining aggregate purchase price of approximately $545.6 million.

Surety Bonds and Letters of Credit

From time to time, we may enter into surety bond and letter of credit arrangements with local municipalities, government agencies and developers. These arrangements relate to certain performance or maintenance-related obligations. As of June 30, 2024, there were no outstanding letters of credit. Surety bonds do not have stated expiration dates, rather, we are released from the bonds as the contractual performance is completed. These bonds, which totaled $33.0 million and $26.1 million as of June 30, 2024 and December 31, 2023, respectively, are typically outstanding over a period of approximately one to five years depending on the pace of development. If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, our ability to operate could be restricted and could have an adverse effect on our business and results of operations.

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

Our significant accounting policies are described in Note 1—Description of the business and summary of significant accounting policies to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. There have been no material changes to the Company’s critical accounting estimates since our Annual Report, except as described below.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of June 30, 2024 and December 31, 2023, there were no known items which would result in a significant accrual for uncertain tax positions.

Non-controlling interests

After the IPO and Reorganization Transactions, we are the sole managing member of Smith Douglas Holdings LLC. The non-controlling interests in the unaudited condensed consolidated statement of income for the three and six months ended June 30, 2024 represent the portion of earnings attributable to the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners. The non-controlling interests in the unaudited condensed consolidated balance sheet as of June 30, 2024 represent the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2024, the non-controlling interests were 82.7%.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1—Description of the business and summary of significant accounting policies to our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the three months ended June 30, 2024, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There was no material change in the expected use of the net proceeds from our IPO as described under the heading Use of proceeds in our final prospectus, filed with the SEC on January 10, 2024 pursuant to Rule 424(b)(4) relating to our Registration Statement (the “Final Prospectus”). We used the net proceeds to: (i) to repay approximately $84.0 million of borrowings outstanding under the Prior Credit Facility, (ii) redeem all of the outstanding Class C Units and Class D Units at par aggregating $2.6 million, (iii) repay $0.9 million in notes payable to related parties, and (iv) the remainder for general corporate purposes. As of June 30, 2024, we had fully utilized the net proceeds from our IPO.

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

Smith Douglas Homes Corp.

Date: August 14, 2024	By:	/s/ Gregory S. Bennett
Gregory S. Bennett
President, Chief Executive Officer, Vice Chairman, and Director
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Russell Devendorf
Russell Devendorf
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)