Form 10-Q
period 2024-09-30
Smith Douglas Homes Corp.
filed 2024-11-12
CIK 1982518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, the number of shares of the registrant’s Class A common stock outstanding was approximately 8,846,154, and the number of shares of the registrant’s Class B common stock outstanding was approximately 42,435,897.

BASIS OF PRESENTATION
Certain Definitions
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
•“Average sales price” or “ASP” refers to the average sales price of either our homes closed, our new home orders, or our backlog homes (at period end).
•“Basis Adjustments” refers to an allocable share (and increases thereto) of existing tax basis, in Smith Douglas Holdings LLC’s assets and tax basis adjustments with respect to such assets resulting from (a) Smith Douglas Homes Corp.’s purchase of LLC Interests from Smith Douglas Holdings LLC and each Continuing Equity Owner in connection with the Transactions, (b) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners, (c) certain distributions (or deemed distributions) by Smith Douglas Holdings LLC, and (d) payments made under the Tax Receivable Agreement.
•“Construction cycle time” refers, unless stated otherwise, to the number of business days between the start of the construction of foundations in a home and quality acceptance.
•“Continuing Equity Owners” refers collectively to the owners of LLC Interests in Smith Douglas Holdings LLC prior to the consummation of the Transactions, who are also holders of LLC Interests and our Class B common stock following consummation of the Transactions, including the Founder Fund and GSB Holdings, who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests, as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Exchange rules) who are disinterested), cash or newly-issued shares of our Class A common stock as described under Part III, Item 13. Certain Relationships and Related Transactions and Director Independence—Smith Douglas LLC Agreement of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”). In connection with an exchange of LLC Interests, a corresponding number of shares of Class B common stock shall be immediately and automatically transferred to Smith Douglas Homes Corp. for no consideration and canceled.
•“Controlled lots” refers to lots that are either owned or held under an option to be acquired for the relevant time frame set forth in the option contracts.
•“Devon Street Homes” refers to Devon Street Homes, L.P.
•“Devon Street Homes Acquisition” refers to the transaction consummated on July 31, 2023, pursuant to which we acquired substantially all of the assets of Devon Street Homes pursuant to an asset purchase agreement (the “APA”). The purchase price equaled the net assets of Devon Street Homes on a cash-free, debt-free basis, plus an agreed upon premium which is comprised primarily of real estate inventory, subject to purchase price adjustments. We funded the purchase price of $83.9 million, primarily from cash on hand, $72.0 million of draws on our Prior Credit Facility, a three-year promissory note in the principal amount of $5.0 million payable to the seller, and approximately $3.0 million contingent consideration to the seller. The contingent consideration will be paid to the seller upon the achievement of certain gross margin targets. Our unaudited financial statements as of September 30, 2024, include the results of operations of Devon Street Homes and may not be directly comparable to the prior period.
•“Exchange” refers to the New York Stock Exchange.
•“Founder Fund” refers to The Bradbury Family Trust II A U/A/D December 29, 2015, for which our founder and Executive Chairman, Tom Bradbury, is co-trustee.
•“GSB Holdings” refers to GSB Holdings LLC, for which our Chief Executive Officer, President, and Vice Chairman, Greg Bennett, is the sole member and manager.
•“IPO” refers to our initial public offering, which we completed on January 16, 2024, and through which we offered 8,846,154 shares of our Class A common stock at a price to the public of $21.00 per share, which includes the exercise in full by the underwriters of their option to purchase an additional 1,153,846 shares of our Class A common stock. The gross proceeds to us from the IPO were $185.8 million, before deducting underwriting discounts.
•“LLC Interests” refers to the membership units of Smith Douglas Holdings LLC, including those that we purchase with the net proceeds from the IPO.
•“Refinancing” refers to (i) concurrently with the consummation of our IPO, the entry by Smith Douglas Holdings LLC and certain of our wholly-owned subsidiaries into an amended and restated revolving credit facility (the “Amended Credit Facility”) which replaced the $175.0 million unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto (the “Lenders”), and the Lenders, dated as of October 28, 2021, as amended to date (the “Prior Credit Facility,” as amended and restated, the “Amended Credit Facility”), and (ii) the repayment, using a portion of the net proceeds from the IPO, of the $84.0 million outstanding under our Prior Credit Facility (the “Debt Repayment”).
•“Section 704(c) Allocations” refers to disproportionate allocations (if any) of income and gain from inventory property held by Smith Douglas Holdings LLC as of the date of the IPO under Section 704(c) of the Internal Revenue Code of 1986, as amended (the “Code”), resulting from our acquisition of LLC Interests from Smith Douglas Holdings LLC including in connection with the Transactions.
•“Sunset Date” refers to the date upon which the aggregate number of shares of Class B common stock then outstanding is less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding.
•“Smith Douglas LLC Agreement” refers, as applicable, to Smith Douglas Holdings LLC’s amended and restated limited liability company agreement, as in effect prior to the IPO, or to the amended and restated limited liability company agreement dated as of January 10, 2024, and as such agreement may thereafter be amended and/or restated.
•“Tax Receivable Agreement” refers to the Tax Receivable Agreement entered into by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and the Continuing Equity Owners in connection with the IPO, pursuant to which, among other things, Smith Douglas Homes Corp. is required to pay to each Continuing Equity Owner 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the tax benefits provided by Basis Adjustments, Section 704(c) Allocations, and certain other tax benefits (such as interest deductions) covered by the Tax Receivable Agreement as described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement of our Annual Report.
•“Transactions” refers to the organizational transactions described in Basis of Presentation—The Transactions below and the IPO, and the application of the net proceeds therefrom.
•“We,” “us,” “our,” the “Company,” “Smith Douglas,” and similar references refer: (i) following the consummation of the Transactions, including the IPO, to Smith Douglas Homes Corp., and, unless otherwise stated, all of its direct and indirect subsidiaries, including Smith Douglas Holdings LLC, and (ii) prior to the completion of the Transactions, including the IPO, to Smith Douglas Holdings LLC.
The Transactions
Smith Douglas Homes Corp., a Delaware corporation, was formed on June 20, 2023. Smith Douglas Homes Corp. is a holding company and the sole managing member of Smith Douglas Holdings LLC, and its principal asset consists of LLC Interests. Prior to our IPO and the Transactions, all of our business operations were conducted through Smith Douglas Holdings LLC, and the Continuing Equity Owners were the only members of Smith Douglas Holdings LLC. In connection with the consummation of the IPO, we undertook certain organizational transactions, described further below, to reorganize our corporate structure:
•we amended the Smith Douglas LLC Agreement to, among other things, (i) recapitalize all existing ownership interests in Smith Douglas Holdings LLC into 44,871,794 LLC Interests (before giving effect to the use of proceeds from the IPO, as described below), (ii) appoint Smith Douglas Homes Corp. as the sole managing member of Smith Douglas Holdings LLC upon its acquisition of LLC Interests in connection with the IPO, and (iii) provide certain redemption rights to the Continuing Equity Owners;

•we amended and restated Smith Douglas Homes Corp.’s certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally; (ii) for Class B common stock, with each share of our Class B common stock entitling its holder to ten votes per share on all matters presented to our stockholders generally prior to the Sunset Date and from and after the occurrence of the Sunset Date each share of our Class B common stock will entitle its holder to one vote per share on all matters presented to our stockholders generally; (iii) that shares of our Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees; and (iv) for preferred stock, which can be issued by our board of directors in one or more series without stockholder approval;
•we issued 42,435,897 shares of our Class B common stock (after giving effect to the use of net proceeds from our IPO as described below and taking into account the exercise in full of the underwriters’ option to purchase an additional 1,153,846 shares of our Class A common stock in the IPO) to the Continuing Equity Owners at the time of such issuance of Class B common stock, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration;
•we issued 8,846,154 shares of our Class A common stock to the purchasers in the IPO in exchange for gross proceeds of approximately $185.8 million based upon the IPO price of $21.00 per share, before deducting the underwriting discount;
•we used the net proceeds from the IPO (i) to purchase 6,410,257 newly issued LLC Interests for approximately $125.2 million directly from Smith Douglas Holdings LLC at the IPO price less the underwriting discount; and (ii) to purchase 2,435,897 LLC Interests from the Continuing Equity Owners on a pro rata basis for $47.6 million at a price per unit equal to the initial public offering price per share of Class A common stock less the underwriting discount;
•Smith Douglas Holdings LLC used the net proceeds from the sale of LLC Interests to Smith Douglas Homes Corp. (i) to repay approximately $84.0 million of borrowings outstanding under the Prior Credit Facility as part of the Refinancing, (ii) to redeem all outstanding Class C Units and Class D Units of Smith Douglas Holdings LLC at par in aggregate for $2.6 million, (iii) to repay $0.9 million in notes payable to certain related parties, and (iv) for general corporate purposes as described under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources of this Quarterly Report on Form 10-Q, and Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of our Annual Report;
•Smith Douglas Homes Corp. entered into (i) the Registration Rights Agreement with certain of the Continuing Equity Owners and (ii) the Tax Receivable Agreement with Smith Douglas Holdings LLC and the Continuing Equity Owners. For a description of the terms of the Registration Rights Agreement and the Tax Receivable Agreement, see Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence of our Annual Report.
Following the Transactions:
•Smith Douglas Homes Corp. is a holding company, and its principal asset consists of LLC Interests it acquired directly from Smith Douglas Holdings LLC and from each Continuing Equity Owner;
•Smith Douglas Homes Corp. is the sole managing member of Smith Douglas Holdings LLC and controls the business and affairs of Smith Douglas Holdings LLC;
•Smith Douglas Homes Corp. owns, directly or indirectly, 8,846,154 LLC Interests, representing approximately 17.3% of the economic interest in Smith Douglas Holdings LLC;
•the Continuing Equity Owners own (i) 42,435,897 LLC Interests, representing approximately 82.7% of the economic interest in Smith Douglas Holdings LLC and (ii) 42,435,897 shares of Class B common stock of Smith Douglas Homes Corp.;
•the purchasers in the IPO own (i) 8,846,154 shares of Class A common stock of Smith Douglas Homes Corp., representing approximately 2.0% of the combined voting power of all of Smith Douglas Homes Corp.’s common stock and approximately 100% of the economic interest in Smith Douglas Homes Corp., and (ii) through Smith Douglas Homes Corp.’s ownership of LLC Interests, indirectly hold approximately 17.3% of the economic interest in Smith Douglas Holdings LLC; and
•our Class A common stock and Class B common stock have what is commonly referred to as a “high/low vote structure,” which means that shares of our Class B common stock initially have ten votes per share and our Class A common stock have one vote per share. Upon the occurrence of the Sunset Date, each share of Class B common stock will then be entitled to one vote per share. This high/low vote structure enables the Continuing Equity Owners to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company. Furthermore, the Continuing Equity Owners exert a significant degree of influence, or actual control, over matters requiring stockholder approval. We believe that maintaining this control by the Continuing Equity Owners will help enable them to successfully guide the implementation of our growth strategies and strategic vision.
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
•adjusted home closing gross profit, defined as home closing revenue less cost of home closings, excluding capitalized interest charged to cost of home closings, impairment charges and adjustments resulting from the application of purchase accounting included in cost of sales, if applicable;
•adjusted home closing gross margin, defined as adjusted home closing gross profit as a percentage of home closing revenue;
•adjusted net income, defined as net income adjusted for the tax impact using a 24.5% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented);
•EBITDA, defined as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, and (v) depreciation;
•EBITDA margin, defined as EBITDA as a percentage of home closing revenue;
•adjusted EBITDA, defined as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, (v) depreciation, (vi) adjustments resulting from the application of purchase accounting included in cost of sales, and (vii) adjustments resulting from the application of purchase accounting included in other (income) expense, net;
•adjusted EBITDA margin, defined as adjusted EBITDA as a percentage of home closing revenue; and
•net debt-to-net book capitalization, defined as (i) total debt, less cash and cash equivalents, divided by (ii) total debt, less cash and cash equivalents, plus stockholders’ equity.
We use non-GAAP financial measures, such as adjusted home closing gross profit, adjusted home closing gross margin, adjusted net income, EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin, and net debt-to-net book capitalization, to supplement financial information presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance, as applicable, as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results and make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics and Non-GAAP Financial Measures.

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
The forward‑looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements. We believe that these factors include:
•our inability to successfully identify, secure, and control an adequate inventory of lots at reasonable prices;
•the tightening of mortgage lending standards and mortgage financing requirements;
•the housing market may not continue to grow at the same rate, or may decline;
•the availability, skill, and performance of trade partners;
•a shortage or increase in the costs of building materials could delay or increase the cost of home construction;
•efforts to impose joint employer liability on us for labor, safety, or worker’s compensation law violations committed by our trade partners;
•volatility in the credit and capital markets may impact our cost of capital and our ability to access necessary financing and the difficulty in obtaining sufficient capital could prevent us from acquiring lots for our development or increase costs and delays in the completion of our homebuilding expenditures;
•an active, liquid trading market for our Class A common stock may not continue, which may make it difficult for you to sell your shares of Class A common stock;
•we cannot predict the effect our dual class structure may have on the market price of our Class A common stock;
•the Tax Receivable Agreement requires us to make cash payments to the Continuing Equity Owners in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial;
•our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that will not benefit holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners;
•the significant influence the Continuing Equity Owners have over us, including control over decisions that require the approval of stockholders; and
•the factors set forth under Part I, Item 1A. Risk Factors of our Annual Report.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$23,716	$19,777
Real estate inventory	282,013	213,104
Deposits on real estate under option or contract	80,209	57,096
Real estate not owned	9,445	16,815
Property and equipment, net	3,569	1,543
Goodwill	25,726	25,726
Deferred tax asset, net	10,693	—
Other assets	24,679	18,631
Total assets	$460,050	$352,692
Liabilities and Stockholders’/Members’ Equity
Liabilities:
Accounts payable	$23,505	$17,318
Customer deposits	7,608	7,168
Notes payable	3,463	75,627
Liabilities related to real estate not owned	9,445	16,815
Accrued expenses and other liabilities	33,268	26,861
Tax receivable agreement liability	10,401	—
Total liabilities	87,690	143,789
Commitments and contingencies (Note 9)
Members’ equity:
Class A units	—	206,303
Class C units	—	2,000
Class D units	—	600
Total members’ equity	—	208,903
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued and outstanding as of September 30, 2024	—	—
Class A common stock, $0.0001 par value – 250,000,000 shares authorized; 8,846,154 shares issued and outstanding as of September 30, 2024	1	—
Class B common stock, $0.0001 par value – 100,000,000 shares authorized; 42,435,897 shares issued and outstanding as of September 30, 2024	4	—
Additional paid-in capital	57,010	—
Retained earnings	11,420	—
Total stockholders’ equity attributable to Smith Douglas Homes Corp.	68,435	—
Non-controlling interests attributable to Smith Douglas Holdings LLC	303,925	—
Total stockholders’/members’ equity	372,360	208,903
Total liabilities and stockholders’/members’ equity	$460,050	$352,692
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Home closing revenue	$277,835	$197,638	$687,977	$547,304
Cost of home closings	204,140	140,548	505,764	388,983
Home closing gross profit	73,695	57,090	182,213	158,321

Selling, general and administrative costs	34,137	22,952	93,487	64,674
Equity in income from unconsolidated entities	(396)	(222)	(800)	(658)
Interest expense	614	476	1,903	1,022
Other (income) expense, net	(245)	(49)	765	(217)
Income before income taxes	39,585	33,933	86,858	93,500
Provision for income taxes	1,761	—	3,814	—
Net income	37,824	$33,933	83,044	$93,500
Net income attributable to non-controlling interests and LLC members prior to IPO	32,477		71,079
Net income attributable to Smith Douglas Homes Corp.	$5,347		$11,965

	Three months ended September 30, 2024	Period from January 11, 2024 to September 30, 2024
Earnings per share:
Basic	$0.60	$1.35
Diluted	$0.58	$1.30
Weighted average shares of common stock outstanding:
Basic	8,846,154	8,846,154
Diluted	51,533,407	51,502,413
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Stockholders’/Members’ Equity
(Unaudited and in thousands, except unit and share amounts)

	Smith Douglas Holdings LLC Members’ Equity (prior to Reorganization Transactions) Note 1						Smith Douglas Homes Corp. Stockholders’ Equity
	Class A Units		Class C Units		Class D Units		Class A Common Stock		Class B Common Stock					Non- Controlling Interests
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity	Amounts	Total Equity
Balance June 30, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$55,776	$6,321	$62,102	$282,457	$344,559
Tax distributions	—	—	—	—	—	—	—	—	—	—	—	(248)	(248)	(11,009)	(11,257)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,234	—	1,234	—	1,234
Net income	—	—	—	—	—	—	—	—	—	—	—	5,347	5,347	32,477	37,824
Balance September 30, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$57,010	$11,420	$68,435	$303,925	$372,360

Balance December 31, 2023	111,111	$206,303	2,000	$2,000	600	$600									$208,903
Distributions	—	(16,259)	—	—	—	—									(16,259)
Net loss prior to Reorganization Transactions and IPO	—	(1,160)	—	—	—	—									(1,160)
Reorganization Transactions	(111,111)	(188,884)	—	—	—	—	—	$—	44,871,794	$4	$—	$—	$4	$188,884	4
IPO and Related Transactions	—	—	(2,000)	(2,000)	(600)	(600)	8,846,154	1	(2,435,897)	—	52,989	—	52,990	65,333	115,723
Increase in deferred tax asset from IPO and Related Transactions	—	—	—	—	—	—	—	—	—	—	858	—	858	—	858
Tax distributions	—	—	—	—	—	—	—	—	—	—	—	(545)	(545)	(22,531)	(23,076)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3,163	—	3,163	—	3,163
Net income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	11,965	11,965	72,239	84,204
Balance September 30, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$57,010	$11,420	$68,435	$303,925	$372,360
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Stockholders’/Members’ Equity - Continued
(Unaudited and in thousands, except unit and share amounts)

	Smith Douglas Holdings LLC Members’ Equity (prior to Reorganization Transactions) Note 1
	Class A Units		Class C Units		Class D Units
	Units	Amount	Units	Amount	Units	Amount	Total Equity
Balance June 30, 2023	111,111	$173,306	2,000	$2,000	600	$600	$175,906
Distributions	—	(22,008)	—	(20)	—	(27)	(22,055)
Net income	—	33,886	—	20	—	27	33,933
Balance September 30, 2023	111,111	$185,184	2,000	$2,000	600	$600	$187,784

Balance December 31, 2022	111,111	$161,911	2,000	$2,000	600	$600	$164,511
Distributions	—	(70,086)	—	(60)	—	(81)	(70,227)
Net income	—	93,359	—	60	—	81	93,500
Balance September 30, 2023	111,111	$185,184	2,000	$2,000	600	$600	$187,784
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$83,044	$93,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,128	798
Accrued incentive compensation expense	1,921	1,115
Share-based payment expense	3,163	—
Amortization of debt issuance costs	727	508
Equity in earnings from unconsolidated entities	(800)	(658)
Distributions of income from unconsolidated entities	772	697
Non-cash lease expense	438	349
Provision for deferred income taxes	566	—
Other	26	14
Changes in assets and liabilities:
Real estate inventory	(61,539)	(34,340)
Deposits on real estate under option or contract	(23,113)	(6,503)
Other assets	(3,184)	(870)
Accounts payable	6,187	4,636
Customer deposits	440	(77)
Accrued expenses and other liabilities	3,879	(4,211)
Net cash provided by operating activities	13,655	54,958

Cash flows from investing activities:
Purchases of property and equipment	(3,211)	(1,104)
Investments in unconsolidated entities	(600)	—
Distributions of capital from unconsolidated entities	—	320
Acquisition of Devon Street	—	(74,868)
Other	31	21
Net cash used in investing activities	(3,780)	(75,631)

Cash flows from financing activities:
Issuance of Class A common stock in IPO, net of underwriting discount	172,765	—
Issuance of Class B common stock	4	—
Payment of offering costs	(6,869)	—
Redemption of Class C and D units	(2,600)	—
Purchase of LLC interests from Continuing Equity Owners	(47,573)	—
Borrowings under revolving credit facility	60,000	133,000
Repayments under revolving credit facility	(131,000)	(77,000)
Payments on notes payable	(1,169)	(5)
Payments on notes payable - related party	(938)	(143)

Proceeds from sales of real estate not owned	4,890	19,948
Payments related to repurchases of real estate not owned	(12,260)	(4,061)
Distributions	(39,335)	(70,227)
Payment of debt issuance costs	(1,851)	—
Net cash (used in) provided by financing activities	(5,936)	1,512

Net increase (decrease) in cash and cash equivalents	3,939	(19,161)
Cash and cash equivalents, beginning of period	19,777	29,601
Cash and cash equivalents, end of period	$23,716	$10,440
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited, in thousands)

	Nine months ended September 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest, net of amounts capitalized	$1,343	$251

Cash paid for income taxes	$2,961	$—

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,550	$230

Seller note payable and contingent consideration related to acquisition of Devon Street	$—	$8,000
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
The accompanying unaudited condensed consolidated financial statements for the periods prior to the Reorganization Transactions and IPO have been presented to combine the previously separate entities. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. As such, these unaudited financial statements do not include all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. A reclassification to the unaudited condensed consolidated financial statements and notes has been made to the prior year amount to conform to the current year presentation, which is not material.
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
The non-controlling interests in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2024 represent the portion of earnings attributable to the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners. The non-controlling interests in the unaudited condensed consolidated balance sheet as of September 30, 2024 represent the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2024, the non-controlling interests were 82.7%.
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

When the Company executes sales contracts with its homebuyers, or when it requires advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. The Company either retains or refunds to the customer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. As of September 30, 2024 and December 31, 2023, customer deposits totaled $7.6 million and $7.2 million, respectively. Substantially all customer deposits are recognized in revenue within one year of being received from homebuyers.
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
Income taxes
After consummation of the IPO, Smith Douglas Homes Corp. became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Smith Douglas Holdings LLC assessed at the prevailing corporate tax rates. Smith Douglas Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes since the taxable income or loss is passed through to its members. Smith Douglas Holdings LLC incurs liabilities for certain state taxes payable directly by it, which are not significant and for which the expense is included in the provision for income taxes in the accompanying unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2024 and in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2023.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of September 30, 2024 and December 31, 2023, there were no known items which would result in a significant accrual for uncertain tax positions.
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
Note 2 ‑ Real estate inventory and capitalized interest:
A summary of real estate inventory is as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Lots held for construction	$50,554	$32,184
Homes under construction, completed homes and model homes	231,459	180,920
Total real estate inventory	$282,013	$213,104
The Company capitalizes into real estate inventory interest costs incurred on homes under construction during the construction period until substantial completion. The Company does not capitalize interest on homes where construction has been suspended.
A summary of capitalized interest is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Capitalized interest, beginning of period	$827	$682	$1,338	$1,117
Interest incurred	1,025	1,438	2,857	2,504
Interest expensed	(614)	(476)	(1,903)	(1,022)
Interest charged to cost of home closings	(351)	(547)	(1,405)	(1,502)
Capitalized interest, end of period	$887	$1,097	$887	$1,097
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

Based on the provisions of the relevant accounting guidance, the Company has concluded that when it enters into an option or purchase agreement to acquire lots from an entity, a variable interest entity (VIE) may be created. The Company evaluates all option and purchase agreements and amendments for land to determine if the related entity is a VIE. As required by ASC Topic 810, Consolidation, the Company assesses whether it is the primary beneficiary for each VIE. In order to determine if the Company is the primary beneficiary, the Company must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE. If the Company does not control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company has the ability to control such activities, the Company will continue its analysis by determining if the Company is also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will benefit from a potentially significant amount of the VIE’s expected gains. As of September 30, 2024 and December 31, 2023, the Company was not identified as the primary beneficiary of any VIEs associated with option and purchase agreements. Therefore, no such VIEs required consolidation under ASC Topic 810.
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
As of September 30, 2024, the Company had deposits of $80.2 million related to land option agreements with an aggregate remaining purchase price of $979.1 million. As of December 31, 2023, the Company had deposits of $57.1 million related to land option agreements with an aggregate remaining purchase price of $652.1 million.
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
Note 4 ‑ Investments in unconsolidated entities:
The Company has non‑controlling equity interests in various entities for which the Company applies the equity method of accounting. The Company’s proportionate share of the entities’ income was approximately $0.4 million and $0.8 million during the three and nine months ended September 30, 2024, respectively, and approximately $0.2 million and $0.7 million during the three and nine months ended September 30, 2023, respectively. The entities distributed approximately $0.4 million and $0.8 million to the Company during the three and nine months ended September 30, 2024, respectively, and approximately $0.7 million and $1.0 million to the Company during the three and nine months ended September 30, 2023, respectively. The Company did not contribute any amounts to the entities during the three months ended September 30, 2024 and contributed approximately $0.6 million to the entities during the nine months ended September 30, 2024. Investments in unconsolidated entities totaled approximately $0.7 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively, and are included within other assets in the accompanying unaudited condensed consolidated balance sheets.

Note 5 – Notes payable:
As of September 30, 2024, the Company has a $250.0 million unsecured revolving credit facility that was entered into concurrently with the IPO (the Amended Credit Facility), which replaced the previous $175.0 million unsecured revolving credit facility. The Amended Credit Facility matures in January 2027, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments, and provides that up to $20.0 million may be used for letters of credit.
The borrowings and letters of credit outstanding under the Amended Credit Facility may not exceed the borrowing base as defined in the Amended Credit Facility. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company.
Borrowings under the Amended Credit Facility bear interest, at the borrower’s option, at either a base rate or Secured Overnight Financing Rate (which may be a daily simple rate or based on 1-, 3- or 6-month interest periods, in each case at the borrower’s option), plus an applicable margin. The applicable margin ranges from 2.35% to 3.00% based on the Company’s leverage ratio as determined in accordance with a pricing grid defined in the Amended Credit Facility. Interest is payable in arrears on the last business day of each month or at the end of each 1-, 3- or 6-month interest period, as applicable. As of September 30, 2024, the interest rate on outstanding borrowings under the Amended Credit Facility was 7.78%. Borrowings under the previous credit facility bore interest at the Prime Rate, as defined, plus an applicable margin ranging from minus 25 basis points to 20 basis points based on the Company’s leverage ratio as determined in accordance with a pricing grid. As of December 31, 2023, the interest rate on outstanding borrowings was 8.25%.
The Amended Credit Facility contains certain financial covenants, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $130.0 million, (b) 32.5% of pre‑tax income earned in any fiscal quarter after June 30, 2023, (c) 75% of the equity proceeds of Smith Douglas Homes Corp. from the IPO and (d) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after the IPO, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restricts certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility. As of September 30, 2024, the Company was in compliance with all covenants related to the Amended Credit Facility.
As of September 30, 2024, there were no outstanding borrowings under the Amended Credit Facility. As of December 31, 2023, outstanding borrowings under the previous credit facility totaled $71.0 million. As of September 30, 2024 and December 31, 2023, there were no outstanding letters of credit. Availability as determined in accordance with the Borrowing Base, as defined, totaled approximately $229.2 million as of September 30, 2024.
On July 31, 2023, the Company entered into a three-year seller note payable of $5.0 million as part of the consideration for the acquisition of Devon Street which bears interest at 8% per annum. The seller note is payable in quarterly installments of principal and accrued interest beginning September 30, 2023 through maturity on September 30, 2026. The seller is currently employed as the division president of the Houston division. As of September 30, 2024 and December 31, 2023, the balance on the seller note payable was $3.5 million and $4.6 million, respectively, which is included in notes payable in the accompanying unaudited condensed consolidated balance sheets.
Future maturities of notes payable to third parties, including borrowings under the Amended Credit Facility, are as follows as of September 30, 2024 (in thousands):

Year ending December 31,
2024 (1)	$404
2025	1,696
2026	1,363
$3,463

(1)Remaining payments are for the three months ending December 31, 2024.
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
•Level 1 ‑ Valuation is based on quoted prices in active markets for identical assets and liabilities;
•Level 2 ‑ Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model‑based techniques in which all significant inputs are observable in the market;
•Level 3 ‑ Valuation is derived from model‑based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.
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

		Fair Value (In Thousands)
Asset or Liability	Fair Value Hierarchy	September 30, 2024	December 31, 2023
Measured at fair value on a recurring basis:
Contingent consideration	Level 3	$4,590	$3,282

Disclosed at fair value:
Borrowings under Credit Facility	Level 2	$—	$71,000
Seller note payable	Level 2	$3,463	$4,627
The carrying value of the borrowings under the Credit Facility approximates fair value due to variable rate terms that approximate market rates.
The carrying value of the seller note payable approximates fair value because the interest rate on the note approximates market rates as of September 30, 2024 and December 31, 2023.
The fair value of the contingent consideration related to the Devon Street acquisition as of the acquisition date was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed‑upon gross margin target based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the gross margin discount rate, gross margin volatility, drift rate, and cost of debt, which are primarily Level 3 assumptions. The contingent consideration liability is remeasured at fair value on a quarterly basis. As of September 30, 2024 and December 31, 2023, the Company remeasured the fair value of contingent consideration related to the Devon Street acquisition and adjusted the liability to $4.6 million and $3.3 million, respectively, based on actual results achieved, revised gross margin forecasts, and accretion of the liability. The Company recorded contingent consideration adjustments resulting in zero and $1.3 million of expense for the three and nine months ended September 30, 2024, respectively, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statement of income. As of September 30, 2024, there were approximately 5 months remaining under the contingent consideration agreement.

Note 7 ‑ Warranty reserves:
A summary of the activity in the Company’s warranty liability account is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$3,104	$2,383	$2,839	$2,071
Additions to reserves from new home closings	555	314	1,374	1,012
Estimated fair value of warranty liability assumed in Devon Street acquisition	—	203	—	203
Warranty claims	(97)	(162)	(339)	(493)
Adjustments to pre‑existing reserves	(251)	25	(563)	(30)
Balance, end of period	$3,311	$2,763	$3,311	$2,763
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating leases costs	$201	$152	$540	$438
Variable lease costs - operating	$98	$27	$208	$115
The following table presents additional information about the Company’s leases (dollars in thousands):

	September 30, 2024	December 31, 2023
Right-of-use (ROU) assets	$2,901	$1,789
Lease liabilities	$3,013	$1,837
ROU assets are included within other assets and lease liabilities are included within accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets.
As of September 30, 2024, the Company had an additional operating lease for division office space that had not yet commenced with undiscounted fixed lease payments of approximately $0.2 million. The operating lease will commence in 2024 with a lease term of approximately 3 years.
Note 9 ‑ Commitments and contingencies:
The Company is subject to certain contingent liabilities resulting from litigation, claims, and other commitments which arise in the ordinary course of business. Management and legal counsel believe that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or cash flows of the Company. In the normal course of business, the Company posts letters of credit and performance and other surety bonds related to certain development obligations with local municipalities, government agencies and developers. As of September 30, 2024 and December 31, 2023, performance and surety bonds totaled $32.7 million and $26.1 million, respectively. As of September 30, 2024 and December 31, 2023, there were no outstanding letters of credit.

Note 10 - Stockholders’/ Members’ equity:
The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of September 30, 2024:

	Authorized	Issued & Outstanding	Votes per share	Economic Rights
Preferred stock	10,000,000	None

Common stock:
Class A	250,000,000	8,846,154	1	Yes
Class B	100,000,000	42,435,897	10(1)	No
(1)Each share of Class B common stock entitles its holders to ten votes per share on all matters presented to the stockholders and on which the holders of the Class B common stock are entitled to vote; provided, that each share of Class B common stock will only be entitled to one vote per share on all matters presented to the stockholders generally upon the Sunset Date.
The following table summarizes Class A common stock reserved for issuances as of September 30, 2024:

Conversion of LLC Interests held by Continuing Equity Owners	42,435,897
RSUs	2,051,282
Total	44,487,179
The Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through September 30, 2024, no series of preferred stock have been issued.
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
As of September 30, 2024, Smith Douglas Homes Corp. holds a 17.3% economic interest in Smith Douglas Holdings LLC through its ownership of 8,846,154 LLC Interests but consolidates Smith Douglas Holdings LLC as sole managing member. The remaining 42,435,897 LLC Interests representing an 82.7% interest are held by the Continuing Equity Owners and presented in the unaudited condensed consolidated financial statements as non-controlling interests.
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
Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, Smith Douglas Holdings LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Smith Douglas Holdings LLC is required to distribute cash, to the extent that Smith Douglas Holdings LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Smith Douglas Holdings LLC taxable earnings. Smith Douglas Holdings LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Smith Douglas Holdings LLC made tax distributions to the Continuing Equity Owners totaling approximately $11.3 million and $37.7 million for the three and nine months ended September 30, 2024, respectively.
Redemption of Class C & Class D Units
On January 16, 2024, after the IPO, Smith Douglas Holdings LLC redeemed all of its Class C and Class D Units at an aggregate redemption price of $2.6 million.
Note 11 - Share-based payments:
In connection with the IPO, the stockholders approved the 2024 Incentive Award Plan (the 2024 Plan), which became effective on January 10, 2024. The 2024 Plan generally is administered by the board of directors with respect to awards to non-employee directors and by the compensation committee with respect to other participants and authorizes the Company to grant incentive stock-based awards.
Under the 2024 Plan, 2,051,282 shares of Class A common stock were initially reserved for issuance, which shares may be granted pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, RSUs, and other equity-based awards. The number of shares initially reserved for issuance pursuant to awards under the 2024 Plan includes an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on January 1, 2034, equal to (a) a number of shares of Class A common stock equal to 1% of the aggregate number of shares of Class A and Class B common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares of Class A common stock as determined by the board of directors. No more than 10,000,000 shares of Class A common stock may be issued upon the exercise of incentive stock options. As of September 30, 2024, 1,578,681 shares of Class A common stock are available for future grant under the 2024 Plan.
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
During the nine months ended September 30, 2024, the Company granted an aggregate of 36,054 RSUs to certain of the Company's executives and directors under the 2024 Plan with an aggregate grant date fair value of $0.9 million. The awards vest in equal installments over terms ranging from one to three years, subject to certain change in control and qualifying termination provisions as provided in the award agreements.
During the nine months ended September 30, 2024, the Company recognized forfeitures of 4,180 RSUs. As of September 30, 2024, 472,601 RSUs are outstanding and remain unvested with a weighted-average grant date fair value of $21.33. Total compensation expense for RSUs was approximately $1.2 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, and is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2024.
The unamortized compensation cost related to RSUs of approximately $6.9 million as of September 30, 2024 is expected to be recognized over a weighted-average period of approximately 1.87 years.
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
The estimated annual effective tax rate for the year ending December 31, 2024 is 4.4%. The difference between the estimated annual effective income tax rate and the U.S. federal statutory rate is primarily due to: (1) income attributable to non-controlling interests which is not taxable to Smith Douglas Homes Corp., (2) Smith Douglas Holdings LLC’s election to be taxed at the entity level, and (3) state income taxes.
The Company’s income tax provision was $1.8 million for the three months ended September 30, 2024 and $3.8 million for the period from January 11, 2024 to September 30, 2024. As the IPO occurred during the nine months ended September 30, 2024, and the Company had no business transactions or activities prior to the IPO, no amounts related to the provision for income taxes were incurred for the period from January 1, 2024 to January 10, 2024.
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating leases costs (related party)	$87	$87	$260	$260
Variable lease costs – operating (related party)	$27	$19	$66	$59
Payments under the office lease agreement, along with costs associated with the office space, totaled approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2024, respectively, and approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2023, respectively.
During the three and nine months ended September 30, 2024, the Company incurred fees of $16,000 and $0.4 million, respectively, in the aggregate from certain entities affiliated by common ownership for use of facilities related to business development and vendor relations, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. During the three and nine months ended September 30, 2023, the Company incurred fees of zero and $0.4 million for the use of these facilities. The Company paid fees for use of these facilities of $0.1 million and $0.4 million during the nine months ended September 30, 2024 and 2023, respectively. No fees were paid for use of these facilities during the three months ended September 30, 2024 and 2023.
While the Company typically enters into lot option agreements whereby a deposit is provided to the seller, the Company has in the past, in lieu of providing a deposit, invested a minority interest in certain of the land banking entities with which it contracts. During the three and nine months ended September 30, 2023, the Company purchased 5 and 40 lots totaling approximately $0.4 million and $3.4 million, respectively, under lot option agreements with unconsolidated land bank entities in which the Company had a non‑controlling ownership interest. There was no such activity during the nine months ended September 30, 2024. The Company has identified these entities as VIEs; however, the Company has not been identified as the primary beneficiary of the VIEs and the entities are not consolidated in the accompanying unaudited condensed consolidated financial statements (see Note 3 for information related to VIEs).
The Company has entered into lot option transactions with a former member of Smith Douglas Holdings LLC’s Board of Managers. During the three and nine months ended September 30, 2023, the Company sold zero and 62 finished lots at cost for approximately zero and $3.7 million, respectively, to the then member of Smith Douglas Holdings LLC’s Board of Managers. During the three and nine months ended September 30, 2023, the Company purchased 1 and 160 lots totaling $0.1 million and $10.2 million, respectively, related to these lot option agreements. The member was no longer on Smith Douglas Holdings LLC’s Board of Managers as of July 2023.
The Company has entered into an agreement to purchase 11 finished lots for approximately $0.8 million from an entity affiliated with the Company through common ownership. As of September 30, 2024, the Company has paid a deposit totaling $5,000 related to the agreement.
The Company charters aircraft services from companies that are controlled by a related entity of the Company’s managing member. Expenses incurred and paid to these companies under a dry lease agreement for the use of the aircraft for business travel totaled approximately $8,000 and $86,000 for the three and nine months ended September 30, 2024, respectively, and approximately $39,000 and $90,000 for the three and nine months ended September 30, 2023, respectively, which are included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income.
Historically, since August 2016, one of the former members of Smith Douglas Holdings LLC’s Board of Managers was party to a consulting agreement with Smith Douglas Holdings LLC pursuant to which he provided services to Smith

Douglas Holdings LLC in exchange for (i) an annual fee equal to approximately $0.6 million plus (ii) eligibility to earn an annual bonus, subject to the terms and conditions therein. During the three and nine months ended September 30, 2023, the then member of Smith Douglas Holdings LLC’s Board of Managers earned fees under the consulting agreement of approximately $0.1 million and $0.4 million, respectively, which are included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. The member was no longer on Smith Douglas Holdings LLC’s Board of Managers as of September 2023.
The Company had two uncollateralized notes payable bearing interest at 2.12% and 2.56%, respectively, and other payables to certain related parties for the purchase of airplanes totaling approximately $0.9 million as of December 31, 2023, which are included in accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets. The notes payable were repaid during the nine months ended September 30, 2024.
The Company has related party receivables totaling approximately $0.1 million as of both September 30, 2024 and December 31, 2023 for various expenses paid by the Company on behalf of the related party, which are included in other assets in the accompanying unaudited condensed consolidated balance sheets.
As of December 31, 2023, the Company had a balance due to related parties of $11,000 for various expenses paid by the related parties on behalf of the Company, which is included in accrued expenses and other liabilities in the accompanying 2023 unaudited condensed consolidated balance sheet. There was no such balance outstanding as of September 30, 2024.
Note 14 ‑ Segment information:
The Company operates one principal homebuilding business that is organized, managed and reported by geographic division. Management of the geographic divisions report to the Company’s chief operating decision maker (CODM), which consists of the Chief Executive Officer and Chief Financial Officer of the Company. The CODM reviews the results of operations, including, among other things, total revenue and net income to assess profitability and allocate resources. Accordingly, the Company has presented its operations for the following six reportable segments: Alabama, Atlanta, Charlotte, Houston, Nashville, and Raleigh. The remaining operating segments, Greenville and Central Georgia, have no material operations as of September 30, 2024 and are combined into the “Other” category, along with the corporate component, which is not considered an operating segment. Each reportable segment follows the accounting policies described in Note 1.
The following tables summarize financial information by segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Home closing revenue:
Alabama	$37,780	$33,048	$121,020	$75,915
Atlanta	121,334	80,494	264,174	250,772
Charlotte	32,070	15,155	60,886	42,026
Houston	30,830	10,260	86,108	10,260
Nashville	20,097	25,694	63,834	77,602
Raleigh	35,724	32,987	91,955	90,729
Other	—	—	—	—
Total	$277,835	$197,638	$687,977	$547,304

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss):
Alabama	$4,188	$3,882	$14,351	$7,558
Atlanta	28,929	21,282	61,512	64,210
Charlotte	5,120	2,303	9,124	6,616
Houston	4,305	869	11,117	869
Nashville	2,707	4,787	7,809	12,519
Raleigh	5,770	6,795	15,787	19,641
Segment total	51,019	39,918	119,700	111,413
Other (1)	(13,195)	(5,985)	(36,656)	(17,913)
Total	$37,824	$33,933	$83,044	$93,500
(1)Other primarily includes homebuilding operations in non-reportable segments, corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.

	September 30, 2024	December 31, 2023
Assets:
Alabama	$60,050	$61,433
Atlanta	146,081	86,647
Charlotte	39,819	32,302
Houston (1)	107,000	93,825
Nashville	24,596	24,818
Raleigh	43,279	28,897
Segment total	420,825	327,922
Other (2)	39,225	24,770
Total	$460,050	$352,692
(1)Balance includes goodwill of approximately $25.7 million resulting from the acquisition of Devon Street Homes, L.P.
(2)Other primarily includes homebuilding operations in non-reportable segments, cash and cash equivalents, property and equipment, and other assets that are not allocated to the segments.
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

Basic and diluted earnings per share of common stock have been computed as follows (in thousands, except share and per share amounts):

	For the three months ended September 30, 2024	For the period from January 11, 2024 to September 30, 2024
Numerator:
Net income attributable to Smith Douglas Homes Corp., Basic	$5,347	$11,965
Add: Net income impact from assumed redemption of all LLC Interests to common stock	32,477	72,239
Less: Income tax expense on net income attributable to NCI	(7,949)	(17,492)
Net income attributable to Smith Douglas Homes Corp., after adjustment for assumed redemption, Diluted	$29,875	$66,712

Denominator:
Weighted average shares of common stock outstanding, Basic	8,846,154	8,846,154
Dilutive effects of:
LLC Interests that are exchangeable for common stock	42,435,897	42,435,897
Unvested RSUs	251,356	220,362
Weighted average shares of common stock outstanding, Diluted	51,533,407	51,502,413

Basic earnings per share	$0.60	$1.35
Diluted earnings per share	$0.58	$1.30
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
Despite continued uncertainty in the mortgage interest rate environment, we achieved strong results with 812 homes closed for a total of $277.8 million in home closing revenue for the three months ended September 30, 2024, which reflect increases of 39% in the number of homes closed and 41% in home closing revenue over the same period of the prior year. Our net new home orders and contract value of net new home orders increased by 6%.
During the nine months ended September 30, 2024 compared to the same period of the prior year, the number of homes closed increased 24%, and home closing revenue increased 26%. Our net new home orders increased 13% and contract value of net new home orders increased by 15%.
We construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. Our SMART Builder enterprise resource planning system and efficient construction process, which we call Rteam, allows us to provide this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we believe we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which remained steady at 11% for both the three months ended September 30, 2024 and 2023.
At the core of our land-light operating strategy lies the principle and discipline of primarily acquiring finished lots from a diverse pool of third-party land developers or land bankers through the effective utilization of lot-option contracts. Our lot acquisition strategy reduces our upfront capital requirements and generally seeks to provide for “just-in-time” lot delivery, better aligning our pace of home orders and home starts. While using land bankers and third-party developers comes at an additional cost, we believe our lot acquisition strategy reduces our operational and financial risk relative to other homebuilders that own a higher percentage of their land supply. As of September 30, 2024, we had 611 owned unstarted lots in real estate inventory on our balance sheet which represented only 3.4% of our total controlled lot supply.
We believe the geographic markets in which we operate demonstrate strong population and employment growth trends, favorable migration patterns, and desirable lifestyle and weather conditions. Our operations are currently organized into eight geographical segments, of which six are reportable segments, including Alabama (which consists of both Birmingham and Huntsville), Atlanta, Charlotte, Houston, Nashville, and Raleigh. We expanded into two additional operating segments during 2024, Greenville and Central Georgia, which are included in the "Other" category for segment reporting. We believe there is significant opportunity to expand our presence in each of our respective markets.

We believe our dedication to entry-level and empty-nest homebuyers with a focus on price points that fall below FHA guidelines, our efficient construction process, and our affordable luxury sales experience caters to the desires of today’s aspiring homeowners and is resilient across economic cycles. While we expect the current housing undersupply and favorable demographic trends to provide a strong, long-term runway for future new home buying demand, there are several factors beyond our control that could have a significant impact on our business including, but not limited to, rising inflation, future increases in interest rates, availability and cost of land, labor and construction, availability of mortgage and land bank financing, macroeconomic trends and other factors described elsewhere in this Quarterly Report on Form 10-Q.
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
Segments
Our operations are currently organized into eight geographical segments, of which six are reportable segments. Our reportable segments include Alabama (which consists of both Birmingham and Huntsville), Atlanta, Charlotte, Houston, Nashville, and Raleigh. We expanded into two additional operating segments during 2024, Greenville and Central Georgia, which are included in the "Other" category for segment reporting.
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

Comparison of three and nine months ended September 30, 2024 and 2023
The following table sets forth our statements of income and other operating data for the periods presented (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Consolidated Statements of Income Data:
Home closing revenue	$277,835	$197,638	$687,977	$547,304
Cost of home closings	204,140	140,548	505,764	388,983
Home closing gross profit	73,695	57,090	182,213	158,321
Selling, general, and administrative costs	34,137	22,952	93,487	64,674
Equity in income from unconsolidated entities	(396)	(222)	(800)	(658)
Interest expense	614	476	1,903	1,022
Other (income) expense, net	(245)	(49)	765	(217)
Income before income taxes	39,585	33,933	86,858	93,500
Provision for income taxes	1,761	—	3,814	—
Net income	37,824	$33,933	83,044	$93,500
Net income attributable to non-controlling interests and LLC members prior to IPO	32,477		71,079
Net income attributable to Smith Douglas Homes Corp.	$5,347		$11,965
Earnings per share(1):
Basic	$0.60		$1.35
Diluted	$0.58		$1.30
Other operating data:
Home closings	812	583	2,031	1,643
ASP of homes closed	$342	$339	$339	$333
Net new home orders	600	568	2,080	1,844
Contract value of net new home orders	$205,164	$193,435	$708,446	$614,683
ASP of net new home orders	$342	$341	$341	$333
Cancellation rate(2)	11.4%	11.0%	11.3%	9.5%
Backlog homes (period end)(3)	961	1,042	961	1,042
Contract value of backlog homes (period end)	$332,035	$350,439	$332,035	$350,439
ASP of backlog homes (period end)	$346	$336	$346	$336
Active communities (period end)(4)	74	62	74	62
Controlled lots (period end):
Homes under construction	1,135	905	1,135	905
Owned lots	611	395	611	395
Optioned lots	16,132	10,279	16,132	10,279
Total controlled lots	17,878	11,579	17,878	11,579

(1)Earnings per share for the nine months ended September 30, 2024 is calculated for the period from January 11, 2024, the date of the IPO, to September 30, 2024.
(2)The cancellation rate is the total number of cancellations during the period divided by the total gross new home orders during the period.

(3)Backlog homes (period end) is the number of homes in backlog from the previous period plus the number of net new home orders generated during the current period minus the number of homes closed during the current period.
(4)A community becomes active once the model is completed or the community has its first sale. A community becomes inactive when it has fewer than two homes remaining to sell.
Home closing revenue
Home closing revenue for the three months ended September 30, 2024, was $277.8 million, an increase of $80.2 million, or 41%, from $197.6 million for the three months ended September 30, 2023. The increase in revenue was primarily attributable to increases of 39% in the number of homes closed and 1% in the ASP of homes closed. The growth in the number of homes closed as compared to the three months ended September 30, 2023 reflected increases of 13%, 51%, 86%, 213%, and 11% in our Alabama, Atlanta, Charlotte, Houston, and Raleigh homebuilding reporting segments, respectively, partially offset by a decrease of 26% in our Nashville segment.
Home closing revenue for the nine months ended September 30, 2024, was $688.0 million, an increase of $140.7 million, or 26%, from $547.3 million for the nine months ended September 30, 2023. The increase in revenue was primarily attributable to increases of 24% in the number of homes closed and 2% in the ASP of homes closed for the nine months ended September 30, 2024, respectively.
The following table sets forth our home closing revenue, number of home closings, and ASP of homes closed for the periods presented, in each of our reportable segments (dollar amounts in thousands):

Three months ended September 30,	2024			2023			Period over period change
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Alabama	$37,780	129	$293	$33,048	114	$290	14%	13%	1%
Atlanta	121,334	350	347	80,494	232	347	51%	51%	—%
Charlotte	32,070	82	391	15,155	44	344	112%	86%	14%
Houston	30,830	97	318	10,260	31	331	200%	213%	(4)%
Nashville	20,097	52	386	25,694	70	367	(22)%	(26)%	5%
Raleigh	35,724	102	350	32,987	92	359	8%	11%	(3)%
Other	—	—	—	—	—	—	—%	—%	—%
Total	$277,835	812	$342	$197,638	583	$339	41%	39%	1%

Nine months ended September 30,	2024			2023			Period over period change
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Alabama	$121,020	406	$298	$75,915	261	$291	59%	56%	2%
Atlanta	264,174	764	346	250,772	769	326	5%	(1)%	6%
Charlotte	60,886	159	383	42,026	117	359	45%	36%	7%
Houston	86,108	266	324	10,260	31	331	739%	758%	(2)%
Nashville	63,834	173	369	77,602	214	363	(18)%	(19)%	2%
Raleigh	91,955	263	350	90,729	251	361	1%	5%	(3)%
Other	—	—	—	—	—	—	—%	—%	—%
Total	$687,977	2,031	$339	$547,304	1,643	$333	26%	24%	2%
Cost of home closings
Cost of home closings for the three months ended September 30, 2024, was $204.1 million, an increase of $63.6 million, or 45%, from $140.5 million for the three months ended September 30, 2023, which was primarily driven by a

39% increase in home closings and an 4% increase in the average cost of home closings. Cost of home closings for the nine months ended September 30, 2024, was $505.8 million, an increase of $116.8 million, or 30%, from $389.0 million for the nine months ended September 30, 2023, which was primarily driven by a 24% increase in home closings and a 5% increase in the average cost of home closings.
Home closing gross profit
Home closing gross profit for the three months ended September 30, 2024 was $73.7 million, an increase of $16.6 million, or 29%, from $57.1 million for the three months ended September 30, 2023. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 26.5% in the three months ended September 30, 2024 compared to 28.9% in the same period in 2023. Home closing gross profit for the nine months ended September 30, 2024 was $182.2 million, an increase of $23.9 million, or 15%, from $158.3 million for the nine months ended September 30, 2023. Home closing gross margin was 26.5% in the nine months ended September 30, 2024 compared to 28.9% in the same period in 2023.
The decrease in home closing gross margin for the three and nine months ended September 30, 2024 was primarily driven by increases of 4% and 5% in the average cost of home closings, respectively, partially offset by increases of 1% and 2% in the ASP of homes closed, respectively.
Selling, general, and administrative costs
Selling, general, and administrative costs for the three months ended September 30, 2024 were $34.1 million, an increase of $11.2 million, or 49%, from $23.0 million for the three months ended September 30, 2023. Selling, general, and administrative costs for the nine months ended September 30, 2024 were $93.5 million, an increase of $28.8 million, or 45%, from $64.7 million for the nine months ended September 30, 2023.
The increase for the three and nine months ended September 30, 2024 compared to the same periods of the prior year was primarily due to an increase in sales commissions and advertising costs associated with our increase in homes closed and related home closing revenue, increased payroll and performance-based bonus compensation expenses on higher employee headcount, stock compensation expense, and additional overhead related to our Devon Street Homes Acquisition.
Equity in income from unconsolidated entities
Equity in income from unconsolidated entities consists of our portion of income from our interest in the title company in which we hold a 49% interest and which operates in certain of our markets to provide title insurance to our homebuyers. For the three and nine months ended September 30, 2024, equity in income from unconsolidated entities increased slightly from the three and nine months ended September 30, 2023, due to slightly higher title insurance revenue generated by the joint venture.
Interest expense
Interest expense is comprised of interest incurred, but not capitalized on our Prior Credit Facility, Amended Credit Facility, other borrowings, and amortization of debt issuance costs. Our interest expense increased $0.1 million to $0.6 million for the three months ended September 30, 2024 from $0.5 million for the three months ended September 30, 2023. Our interest expense increased $0.9 million to $1.9 million for the nine months ended September 30, 2024 from $1.0 million for the nine months ended September 30, 2023.
The increase in interest expense for the three and nine months ended September 30, 2024 was primarily driven by an increase in unused fees incurred on our Prior Credit Facility and Amended Credit Facility, amortization of deferred financing costs on our Amended Credit Facility, and interest on the note payable related to the Devon Street Homes Acquisition.
Other (income) expense, net
Other (income) expense, net primarily consists of interest income, credit card rebates, insurance settlements, changes in fair value of contingent consideration related to the Devon Street Homes Acquisition, and other miscellaneous income and expenses. For the three months ended September 30, 2024, other income, net increased by $0.2 million from

$49,000 to $0.2 million, which was primarily driven by an increase in interest income on our cash and cash equivalents. For the nine months ended September 30, 2024, other income, net decreased by $1.0 million, respectively, from other income, net of $0.2 million to other expense, net of $0.8 million, which was primarily driven by the change in fair value of the contingent consideration liability related to the Devon Street Homes Acquisition during the nine months ended September 30, 2024.
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
Net income
The following table sets forth net income by reportable segment for the periods presented (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Period over period change	2024	2023	Period over period change
Alabama	$4,188	$3,882	$306	$14,351	$7,558	$6,793
Atlanta	28,929	21,282	7,647	61,512	64,210	(2,698)
Charlotte	5,120	2,303	2,817	9,124	6,616	2,508
Houston	4,305	869	3,436	11,117	869	10,248
Nashville	2,707	4,787	(2,080)	7,809	12,519	(4,710)
Raleigh	5,770	6,795	(1,025)	15,787	19,641	(3,854)
Segment total	51,019	39,918	11,101	119,700	111,413	8,287
Other(1)	(13,195)	(5,985)	(7,210)	(36,656)	(17,913)	(18,743)
Total	$37,824	$33,933	$3,891	$83,044	$93,500	$(10,456)
(1)Other primarily includes homebuilding operations in non-reportable segments, corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.
Net income for the three months ended September 30, 2024 increased by $3.9 million, or 11% from the same period of the prior year. The increase was primarily due to an increase of $16.6 million in home closing gross profit, partially offset by an increase of $11.2 million in selling, general and administrative costs due to higher commissions and advertising costs and $1.8 million of income tax expense incurred for the three months ended September 30, 2024 as a result of our IPO and Reorganization Transactions.
Net income for the nine months ended September 30, 2024 decreased by $10.5 million, or 11% from the same period of the prior year. The decrease was primarily due to an increase of $28.8 million in selling, general and administrative costs due to higher commissions and advertising costs and $3.8 million of income tax expense incurred for the nine months ended September 30, 2024 as a result of our IPO and Reorganization Transactions, partially offset by an increase in home closing gross profit of $23.9 million.
Alabama: The $0.3 million and $6.8 million increases in net income for the three and nine months ended September 30, 2024 compared to the same periods in the prior year were primarily due to an increase in home closing revenue and gross profit due to increases in homes closed of 13% and 56%, respectively, and increases in ASP of homes closed of 1% and 2%, respectively, partially offset by increases in selling, general, and administrative costs.
Atlanta: The $7.6 million increase in net income for the three months ended September 30, 2024 compared to the same period in the prior year was primarily due to a 51% increase in homes closed partially offset by a 5% increase in the average cost of homes closed and additional selling, general and administrative costs associated with increased home closing revenue. The $2.7 million decrease in net income for the nine months ended September 30, 2024 compared to the same period in the prior year was primarily due to a slight decrease in home closings of 1%, partially offset by an increase in ASP of homes closed of 6%.
Charlotte: Net income in Charlotte increased $2.8 million and $2.5 million, respectively, for the three and nine months ended September 30, 2024 compared to the same periods of the prior year due to slight increases in home closing gross profit of 86% and 33%, respectively, offset by increases in selling, general, and administrative costs of 43% and 26%, respectively.
Houston: Net income in Houston increased $3.4 million and $10.2 million for the three and nine months ended September 30, 2024 compared to the same periods of the prior year, which is primarily due to the prior year only reflecting results of operations for a partial year beginning with the Devon Street Homes Acquisition which occurred on July 31, 2023.
Nashville: The $2.1 million and $4.7 million decreases in net income for the three and nine months ended September 30, 2024 compared to the same periods in the prior year were primarily due to decreases in the number of homes closed of 26% and 19%, respectively, and increases in the average cost of homes closed of 12% and 6%, respectively.
Raleigh: The $1.0 million and $3.9 million decreases in net income for the three and nine months ended September 30, 2024 compared to the same periods in the prior year were primarily due to decreases in home closing gross profit of 5% and 10%, respectively, and increases in selling, general, and administrative costs of 20% and 17%, respectively.
Backlog homes
The following table sets forth our backlog homes and contract value and ASP of backlog homes by reportable segment for the periods presented, along with their period-to-period change (dollar amounts in thousands):

As of September 30,	2024			2023			Period over period change
	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes
Alabama	173	$50,321	$291	257	$78,431	$305	(33)%	(36)%	(5)%
Atlanta	363	126,406	348	359	119,157	332	1%	6%	5%
Charlotte	104	42,454	408	68	26,448	389	53%	61%	5%
Houston	168	55,392	330	101	34,266	339	66%	62%	(3)%
Nashville	36	14,983	416	107	38,881	363	(66)%	(61)%	15%
Raleigh	117	42,479	363	150	53,256	355	(22)%	(20)%	2%
Other	—	—	—	—	—	—	—%	—%	—%
Total	961	$332,035	$346	1,042	$350,439	$336	(8)%	(5)%	3%

Controlled lots
The following table sets forth our total controlled lots, which includes both our owned and optioned lots, by reportable segment as of the periods set forth below:

As of September 30,	2024			2023			Period over period change
	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled
Alabama	390	1,388	1,778	329	1,578	1,907	19%	(12)%	(7)%
Atlanta	567	7,950	8,517	318	4,612	4,930	78%	72%	73%
Charlotte	141	2,339	2,480	67	1,101	1,168	110%	112%	112%
Houston	364	1,713	2,077	242	1,157	1,399	50%	48%	48%
Nashville	84	913	997	166	816	982	(49)%	12%	2%
Raleigh	200	1,491	1,691	178	1,015	1,193	12%	47%	42%
Other	—	338	338	—	—	—	100%	100%	100%
Total	1,746	16,132	17,878	1,300	10,279	11,579	34%	57%	54%
(1)Includes homes under construction and owned lots.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we have provided information in this Quarterly Report on Form 10-Q relating to “adjusted home closing gross profit,” “adjusted home closing gross margin,” “adjusted net income,” “EBITDA”, “EBITDA margin”, “adjusted EBITDA”, “adjusted EBITDA margin”, and “net debt-to-net book capitalization.” We believe these non-GAAP financial measures are useful in evaluating our operating performance.
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

The following table presents a reconciliation of adjusted home closing gross profit and adjusted home closing gross margin to the GAAP financial measure of home closing gross profit and home closing gross margin for each of the periods indicated (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Home closing revenue	$277,835	$197,638	$687,977	$547,304
Cost of home closings	204,140	140,548	505,764	388,983
Home closing gross profit(1)	$73,695	$57,090	$182,213	$158,321
Capitalized interest charged to cost of home closings	351	547	1,405	1,502
Purchase accounting adjustments included in cost of home closings	(410)	—	(670)	—
Adj. home closing gross profit	$73,636	$57,637	$182,948	$159,823
Home closing gross margin(2)	26.5%	28.9%	26.5%	28.9%
Adj. home closing gross margin(2)	26.5%	29.2%	26.6%	29.2%
(1)Home closing gross profit is home closing revenue less cost of home closings.
(2)Calculated as a percentage of home closing revenue.
Our adjusted home closing gross profit increased while adjusted home closing gross margin decreased from both the three and nine months ended September 30, 2023 to the same periods in 2024. The increase in adjusted home closing gross profit primarily results from increases in home closings of 39% and 24%, respectively. The decrease in adjusted home closing gross margin is driven by increases in the average cost of home closings of 4% and 5%, respectively, partially offset by increases in the ASP of homes closed of 1% and 2%, respectively.
Adjusted net income
Adjusted net income is not a measure of net income or net income margin as determined by GAAP. Adjusted net income is a supplemental non-GAAP financial measure used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders, and rating agencies. We define adjusted net income as net income adjusted for the tax impact using a 24.5% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).
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
The following table presents a reconciliation of adjusted net income to the GAAP financial measure of net income for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$37,824	$33,933	$83,044	$93,500
Provision for income taxes	1,761	—	3,814	—
Income before income taxes	39,585	33,933	86,858	93,500
Tax-effected adjustments(1)	9,710	8,324	21,306	22,936
Adjusted net income	$29,875	$25,609	$65,552	$70,564

(1)For the three and nine months ended September 30, 2024 and 2023, our tax expenses assumes a 24.5% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).
EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin
EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin are not measures of net income or net income margin as determined by GAAP. EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders, and rating agencies. We define EBITDA as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, and (v) depreciation. We define EBITDA margin as EBITDA as a percentage of home closing revenue. We define adjusted EBITDA as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, (v) depreciation, (vi) adjustments resulting from the application of purchase accounting included in cost of sales, and (vii) adjustments resulting from the application of purchase accounting included in other (income) expense, net. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of home closing revenue.
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
The following table presents a reconciliation of EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin to the GAAP financial measure of net income and net income margin for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$37,824	$33,933	$83,044	$93,500
Capitalized interest charged to cost of home closings	351	547	1,405	1,502
Interest expense	614	476	1,903	1,022
Interest income	(224)	(35)	(592)	(116)
Provision for income taxes	1,761	—	3,814	—
Depreciation	419	295	1,128	798
EBITDA	$40,745	$35,216	$90,702	$96,706
Purchase accounting adjustments included in cost of home closings	(410)	—	(670)	—
Purchase accounting adjustments included in other (income) expense, net	—	—	1,308	—
Adjusted EBITDA	$40,335	$35,216	$91,340	$96,706
Net income margin(1)	13.6%	17.2%	12.1%	17.1%
EBITDA margin(1)	14.7%	17.8%	13.2%	17.7%
Adjusted EBITDA margin(1)	14.5%	17.8%	13.3%	17.7%
(1)Calculated as a percentage of home closing revenue.
Our EBITDA and adjusted EBITDA increased from the three months ended September 30, 2023 to the same period in 2024, primarily as a result of a 11% increase in net income and $1.8 million increase in provision for income taxes after our IPO and Reorganization Transactions. EBITDA margin and adjusted EBITDA margin decreased from the three months ended September 30, 2023 to the same period in 2024, primarily as a result of a 2.4% decrease in home closing gross margin.
For the nine months ended September 30, 2024 compared to the same period in 2023, EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin decreased primarily as a result of a decrease in net income of 11% partially offset by an increase in interest expense of $0.9 million and an increase in provision for income taxes of $3.8 million. A decrease in home closing margin of 2.4% also contributed to the decreases in EBITDA margin and adjusted EBITDA margin.
Net debt-to-net book capitalization
Net debt-to-net book capitalization is a supplemental measure of our leverage that is not required by, or presented in accordance with, GAAP and should not be considered as an alternative to debt-to-book capitalization or any other measure derived in accordance with GAAP. We caution investors that amounts presented in accordance with our definition of net debt-to-net book capitalization may not be comparable to similar measures disclosed by our competitors because not all companies and analysts calculate this non-GAAP financial measure in the same manner. We present this non-GAAP financial measure because we consider it to be an important supplemental measure of our leverage and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.
We define net debt-to-net book capitalization as:
•Total debt, less cash and cash equivalents, divided by
•Total debt, less cash and cash equivalents, plus stockholders’ equity.
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

As of (in thousands, except percentages)	September 30, 2024	December 31, 2023
Notes payable	$3,463	$75,627
Stockholders’/ Members’ equity	372,360	208,903
Total capitalization	$375,823	$284,530
Debt-to-book capitalization	0.9%	26.6%
Notes payable	$3,463	$75,627
Less: cash and cash equivalents	23,716	19,777
Net debt	(20,253)	55,850
Stockholders’/ Members’ equity	372,360	208,903
Total net capitalization	$352,107	$264,753
Net debt-to-net book capitalization	(5.8)%	21.1%
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
Overview
As of September 30, 2024, we had $23.7 million of cash and cash equivalents. We believe existing cash and cash equivalents, availability under our Amended Credit Facility and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. We exercise strict controls and have a prudent strategy for our cash management, including those related to cash outlays for lot acquisitions and deposits on lot-option contracts. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisitions are reviewed and analyzed by our senior management team and ultimately approved by our Chief Executive Officer and Chief Financial Officer. Additionally, our land-light business model reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, which better aligns our pace of home orders and home starts. Our principal uses of cash include deposits on lot-option contracts, acquisition of finished lots, home construction, operating expenses, and the payment of interest and routine liabilities.
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
The Amended Credit Facility contains certain financial covenants, among others, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $130.0 million, (b) 32.5% of positive pre-tax income earned in any fiscal quarter after June 30, 2023, (c) 75% of the equity proceeds of Smith Douglas Homes Corp. and its subsidiaries from the IPO and (d) 50% of new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after the IPO, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restrict certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required immediately to repay all amounts outstanding under the Amended Credit Facility. As of September 30, 2024, we were in compliance with all covenants related to the Amended Credit Facility.
As of September 30, 2024, there were no outstanding borrowings or letters of credit under the Amended Credit Facility.
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
Cash flows from operating, investing, and financing activities – comparison for the nine months ended September 30, 2024 and 2023
The following table summarizes our cash flows for the periods presented (in thousands):

Nine months ended September 30,	2024	2023
Net cash provided by operating activities	$13,655	$54,958
Net cash used in investing activities	(3,780)	(75,631)
Net cash (used in) provided by financing activities	(5,936)	1,512
Net increase (decrease) in cash and cash equivalents	3,939	(19,161)
Cash and cash equivalents, beginning of period	19,777	29,601
Cash and cash equivalents, end of period	$23,716	$10,440

Operating activities
We generated approximately $13.7 million and $55.0 million in net cash from operating activities for the nine months ended September 30, 2024 and 2023, respectively. Operating cash flows for the nine months ended September 30, 2024 benefited from cash generated by net income of $83.0 million, non-cash operating expenses of $7.9 million, and a $6.2 million increase in accounts payable, which were partially offset by a $61.5 million increase in real estate inventory and $23.1 million increase in deposits on real estate under option or contract. Operating cash flows for the nine months ended September 30, 2023 benefited from cash generated by net income of $93.5 million and non-cash operating expenses of $2.8 million, which were primarily offset by a $34.3 million increase in real estate inventory and $6.5 million increase in deposits on real estate under option or contract.
Investing activities
We used approximately $3.8 million and $75.6 million in net cash in investing activities for the nine months ended September 30, 2024 and 2023, respectively. The net cash used in investing activities during the nine months ended September 30, 2024 was primarily due to purchases of property and equipment and investments in unconsolidated entities. The net cash used in investing activities during the nine months ended September 30, 2023 was primarily due to $74.9 million used to fund the Devon Street Homes Acquisition.
Financing activities
Net cash (used in) provided by financing activities was approximately $(5.9) million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. The $7.4 million increase in cash used in financing activities was primarily attributable to net proceeds from the IPO and Reorganization Transactions of $115.7 million and a $30.9 million decrease in distributions to members of Smith Douglas Holdings LLC, partially offset by a $127.0 million increase in net repayments under revolving credit facility and a $23.3 million increase in net cash used in in real estate not owned transactions.
Material Cash Commitments
There have been no material changes to the material cash commitments described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report.
Off-Balance Sheet Arrangements
While using land bankers and third-party developers as part of our land-light operating strategy comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own and develop a higher percentage of their land supply. As of September 30, 2024, we had 611 owned unstarted lots in real estate inventory on our balance sheet which represented only 3.4% of our total controlled lot supply.
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

As of September 30, 2024, we had $73.9 million of non-refundable cash deposits under land and lot-option contracts pertaining to 9,572 lots with a remaining aggregate purchase price of approximately $612.8 million.
Surety Bonds and Letters of Credit
From time to time, we may enter into surety bond and letter of credit arrangements with local municipalities, government agencies and developers. These arrangements relate to certain performance or maintenance-related obligations. As of September 30, 2024, there were no outstanding letters of credit. Surety bonds do not have stated expiration dates, rather, we are released from the bonds as the contractual performance is completed. These bonds, which totaled $32.7 million and $26.1 million as of September 30, 2024 and December 31, 2023, respectively, are typically outstanding over a period of approximately one to five years depending on the pace of development. If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, our ability to operate could be restricted and could have an adverse effect on our business and results of operations.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of September 30, 2024 and December 31, 2023, there were no known items which would result in a significant accrual for uncertain tax positions.

Non-controlling interests
After the IPO and Reorganization Transactions, we are the sole managing member of Smith Douglas Holdings LLC. The non-controlling interests in the unaudited condensed consolidated statement of income for the three and nine months ended September 30, 2024 represent the portion of earnings attributable to the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners. The non-controlling interests in the unaudited condensed consolidated balance sheet as of September 30, 2024 represent the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2024, the non-controlling interests were 82.7%.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the three months ended September 30, 2024, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
(a)Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)Insider Trading Arrangements and Policies.
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

__________________________________
*Filed herewith
**Furnished herewith
†Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10). The Registrant undertakes to furnish supplemental copies including the omitted portions upon request by the SEC.
^Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smith Douglas Homes Corp.

Date: November 12, 2024	By:	/s/ Gregory S. Bennett
Gregory S. Bennett
President, Chief Executive Officer, Vice Chairman, and Director
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Russell Devendorf
Russell Devendorf
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)