Form 10-K
period 2024-12-31
Smith Douglas Homes Corp.
filed 2025-03-21
CIK 1982518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 001-41917
Smith Douglas Homes Corp.
(Exact name of Registrant as specified in its Charter)
_______________________________________________________________________

Delaware	93-1969003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Village Trail, Suite 215 Woodstock, Georgia (Address of principal executive offices)	30188 (Zip Code)
Registrant’s telephone number, including area code: (770) 213-8067
_______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	(Name of each exchange on which registered)

Class A common Stock, $0.0001 par value per share	SDHC	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)
_______________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant's Class A common stock held by non-affiliates as of June 28, 2024, was $206.7 million based on the closing price as reported on the New York Stock Exchange on such date.
As of March 14, 2025, the number of shares of the registrant’s Class A common stock outstanding was approximately 8,991,378, and the number of shares of the registrant’s Class B common stock outstanding was approximately 42,435,897.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant’s definitive proxy statement for use in connection with its 2025 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BASIS OF PRESENTATION
Certain Definitions
As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:
•“Adjusted return on equity” refers, for us, to pre-tax income attributable to Smith Douglas Holdings LLC tax effected for our anticipated 24.6% federal and state blended tax rate, assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented, divided by average total equity.
•“Average sales price” or “ASP” refers to the average sales price of either our homes closed, our new home orders, or our backlog homes (at period end).
•“Average total equity” refers to the average of current and prior period closing total equity.
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
•“CAGR” refers to compound annual growth rate.
•“Continuing Equity Owners” refers collectively to the owners of LLC Interests in Smith Douglas Holdings LLC prior to the consummation of the Transactions, who are also holders of LLC Interests and our Class B common stock following consummation of the Transactions, including the Founder Fund and GSB Holdings, who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests, as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Exchange rules) who are disinterested), cash or newly-issued shares of our Class A common stock. In connection with an exchange of LLC Interests, a corresponding number of shares of Class B common stock shall be immediately and automatically transferred to Smith Douglas Homes Corp. for no consideration and canceled.
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
•“Inventory turnover” refers, unless stated otherwise, to cost of sales divided by the average of current and prior period real estate inventory.

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
•“LLC Interests” refers to the membership units of Smith Douglas Holdings LLC, including those that we purchased with the net proceeds from the IPO.
•“Non-U.S. Holder” is any beneficial owner of our Class A common stock that is an individual, corporation, estate or trust that is not a “U.S. person.”
•“Refinancing” refers to (i), concurrently with the consummation of our IPO, the entry by Smith Douglas Holdings LLC and certain of our wholly-owned subsidiaries into an amended and restated revolving credit facility (the “Amended Credit Facility”) which replaced the $175.0 million unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto (the “Lenders”), and the Lenders, dated as of October 28, 2021, as amended to date (the “Prior Credit Facility,” as amended and restated, the “Amended Credit Facility”), and (ii) the repayment, using a portion of the net proceeds from the IPO, of the $84.0 million outstanding under our Prior Credit Facility (the “Debt Repayment”).
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
•“Tax Receivable Agreement” refers to the Tax Receivable Agreement entered into by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and the Continuing Equity Owners in connection with the IPO, pursuant to which, among other things, Smith Douglas Homes Corp. is required to pay to each Continuing Equity Owner 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the tax benefits provided by Basis Adjustments, Section 704(c) Allocations, and certain other tax benefits (such as interest deductions) covered by the Tax Receivable Agreement.
•“Transactions” refers to the organizational transactions described in Basis of Presentation—The Transactions below and the IPO, and the application of the net proceeds therefrom.
•“U.S. person” is any person that, for U.S. federal income tax purposes, is or is treated as any of the following (i) an individual who is a citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized under the laws of the United States, any state thereof, or the District of Columbia; (iii) an estate, the income of which is subject to U.S. federal income tax regardless of its source; or (iv) a trust that (1) is subject to the primary supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code), or (2) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.
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
•Smith Douglas Holdings LLC used the net proceeds from the sale of LLC Interests to Smith Douglas Homes Corp. (i) to repay approximately $84.0 million of borrowings outstanding under the Prior Credit Facility as part of the Refinancing, (ii) to redeem all outstanding Class C Units and Class D Units of Smith Douglas Holdings LLC at par in aggregate for $2.6 million, (iii) to repay $0.9 million in notes payable to certain related parties, and (iv) for general corporate purposes as described under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Part II, Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds From Registered Securities.
•Smith Douglas Homes Corp. entered into (i) the Registration Rights Agreement with certain of the Continuing Equity Owners and (ii) the Tax Receivable Agreement with Smith Douglas Holdings LLC and the Continuing Equity Owners.
Following the Transactions:
•Smith Douglas Homes Corp. is a holding company and its principal asset consists of LLC Interests it acquired directly from Smith Douglas Holdings LLC and from each Continuing Equity Owner;

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
Our corporate structure following the IPO is commonly referred to as an umbrella partnership-C corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Continuing Equity Owners to retain their equity ownership in Smith Douglas Holdings LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “flow-through” entity, for U.S. federal income tax purposes. Investors in and after our IPO, by contrast, hold their equity ownership in Smith Douglas Homes Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A common stock. One of the tax benefits to the Continuing Equity Owners associated with this structure is that future taxable income of Smith Douglas Holdings LLC that is allocated to the Continuing Equity Owners will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, because the Continuing Equity Owners may have their LLC Interests redeemed by Smith Douglas Holdings LLC (or at our option, directly exchanged by Smith Douglas Homes Corp.) for newly issued shares of our Class A common stock on a one-for-one basis (subject to customary adjustments, including for stock splits, stock dividends, and reclassifications) or, at our option, for cash, the Up-C structure also provides the Continuing Equity Owners with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. In connection with any such redemption or exchange of LLC Interests, a corresponding number of shares of Class B common stock held by the relevant Continuing Equity Owner will automatically be transferred to Smith Douglas Homes Corp. for no consideration and be canceled. The Continuing Equity Owners and Smith Douglas Homes Corp. also each expect to benefit from the Up-C structure as a result of certain cash tax savings arising from redemptions or exchanges of the Continuing Equity Owner’s LLC Interests for Class A common stock or cash, and certain other tax benefits covered by the Tax Receivable Agreement. See Part I, Item 1A. Risk Factors—Risks Related to our Organizational Structure. In general, the Continuing Equity Owners expect to receive payments under the Tax Receivable Agreement of 85% of the amount of certain tax benefits, as described below, and Smith Douglas Homes Corp. expects to benefit in the form of cash tax savings in amounts equal to 15% of certain tax benefits, as described below. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will reduce cash otherwise arising from such tax savings. We expect such payments will be substantial.
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

Presentation of Financial Information
Smith Douglas Holdings LLC is the accounting predecessor of Smith Douglas Homes Corp. for financial reporting purposes. As a result, the audited consolidated financial statements of the combined entity represent a continuation of the financial position and results of operations of Smith Douglas Holdings LLC.
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
•adjusted net income, defined as net income adjusted for the tax impact using a 24.6% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented);
•EBITDA, defined as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, and (v) depreciation;
•EBITDA margin, defined as EBITDA as a percentage of home closing revenue;
•adjusted EBITDA, defined as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, (v) depreciation, (vi) share-based payment expense, (vii) adjustments resulting from the application of purchase accounting included in cost of sales, (viii) adjustments resulting from the application of purchase accounting included in other expense (income), net, and (ix) severance expenses;
•adjusted EBITDA margin, defined as adjusted EBITDA as a percentage of home closing revenue; and
•Net debt-to-net book capitalization, defined as (i) total debt, less cash and cash equivalents, divided by (ii) total debt, less cash and cash equivalents, plus equity.
We use non-GAAP financial measures, such as adjusted home closing gross profit, adjusted home closing gross margin, adjusted net income, EBITDA, EBITDA margin, adjusted EBITDA, adjusted EBITDA margin and net debt-to-net book capitalization, to supplement financial information presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”). We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance, as applicable, as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results and make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Annual Report on Form 10-K. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics and Non-GAAP Financial Measures.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations, including, among others, statements regarding the Transactions, expected growth, future capital expenditures, and debt service obligations are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to the factors set forth under Part I, Item 1A. Risk Factors. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. Risk Factors. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•general business, macroeconomic, and geopolitical conditions and risks;

•our inability to successfully identify, secure, and control an adequate inventory of lots at reasonable prices;
•the tightening of mortgage lending standards and mortgage financing requirements;
•the housing market may not continue to grow at the same rate, or may decline;
•the availability, skill, and performance of trade partners;
•a shortage or increase in the costs of building materials, including due to tariffs, could delay or increase the cost of home construction;
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
Pursuant to our land-light business model, we typically purchase finished lots through lot-option contracts from third-party land developers or land bankers. Our lot acquisition strategy reduces our up-front capital requirements and generally provides for “just-in-time” lot delivery, which closely aligns with our pace of home orders and home starts. We believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own a higher percentage of their land supply on balance sheet. As of both December 31, 2024 and 2023, 96% of our unstarted controlled lots were controlled through lot option contracts.
We are a disciplined, process driven, and schedule-oriented company. We utilize a single database enterprise resource planning (“ERP”) system called SMART Builder (that we exclusively license from an entity affiliated with the Founder Fund) that is fully integrated with our homebuilding operations. Through SMART Builder, we manage all aspects of our construction process and work-flow scheduling in real-time, enhancing our operating efficiency and helping us generate higher returns for our stockholders. Additionally, we approach our homebuilding operations through a partnership-oriented and relationship-based process called Rteam. The key tenet of Rteam is to enhance the collaboration, visibility, and mutual accountability between us and our key business partners, including the developers, suppliers, and trade partners within our production model. The Rteam process is the foundation of our operational success and the key driver of our current strong construction cycle times of approximately 65 business days, or 55 business days excluding our Houston division which was acquired in connection with the Devon Street Homes Acquisition in 2023. We also achieved a high inventory turnover rate of 2.9x for the year ended December 31, 2024. The combination of our production efficiency and real-time construction management capabilities allows us to generate strong home closing gross margins, which were 26% and 28%, for years ended December 31, 2024 and 2023, respectively.
We pride ourselves on offering our homebuyers a personalized, affordable luxury buying experience at attractive prices. For the year ended December 31, 2024, our ASP of homes closed was approximately $340,000, providing an attractive price point for our target homebuyers with starting base prices below Federal Housing Administration (“FHA”) loan limits. We construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. The SMART Builder system and Rteam process allows this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we believe we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which were 12% and 11% for the years ended December 31, 2024 and 2023, respectively.
Our geographic footprint is concentrated in markets that demonstrate strong population and employment growth trends, favorable migration patterns, and desirable lifestyle and weather conditions. Our operations are currently organized into eight geographical divisions which comprise two reportable segments. Our Southeast segment consists of our Atlanta, Central Georgia, Charlotte, Greenville, and Raleigh divisions. Our Central segment consists of our Alabama, Houston, and Nashville divisions. Each of our markets is experiencing strong momentum in housing demand drivers relative to historic averages, and we believe there is significant opportunity to expand our presence in each of our respective markets. See Note 18 (Segment Information) to our audited consolidated financial statements included with this Annual Report.
Our History
In 2008, in the wake of the Global Financial Crisis, our founder and Executive Chairman, Tom Bradbury, saw a unique opportunity to re-enter the homebuilding industry, creating Smith Douglas Homes and breaking ground on its first home in Atlanta, Georgia. In 2014, we surpassed 500 cumulative closings in Atlanta and began to establish our regional presence with an organic expansion into the Raleigh market followed by Birmingham in 2016, and Charlotte and Nashville in 2017. In 2017, across all our existing markets, we delivered over 1,000 homes and generated approximately $240.3 million of home closing revenue. In 2020, we continued to scale within our markets, completing over 900 annual home closings in Atlanta while also closing on over 200 homes in each of our other markets. In addition, in that year we continued our organic expansion by entering the Huntsville market. In 2023, we were ranked the second largest private builder by 2022 closings by the Atlanta Real Estate Forum, and in 2022, Atlanta became our first market to account for over 1,000 home closings in a calendar year. In 2023, we entered the Houston market with our acquisition of Devon Street Homes. We entered the Greenville market in 2024 and continued to build our infrastructure around Atlanta by expanding into Central Georgia and Chattanooga. During the year ended December 31, 2024, we closed 2,867 homes across all our markets while surpassing 17,500 cumulative home closings.
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
Efficient, schedule driven manufacturing platform that drives strong construction cycle times and robust home closing gross margins
We maintain a highly efficient homebuilding production model which results in robust home closing gross margins and profitability. We achieve economies of scale across our production model by offering a consistent set of core floor plan options across all our markets, which in turn creates a streamlined process for our construction partners. For the year ended December 31, 2024, for example, over 87% of our closings were derived from fewer than 30 floor plans. Based on prior management experience, we believe this number of floor plans is much smaller than other comparably sized public company homebuilders. We seek to further improve our production efficiencies through the continuity of the trade partner construction teams we utilize across multiple job sites. This approach increases trade partner familiarity with our floor plans and building materials, which in turn increases their productivity and allows us to target a minimum of one home start a day per Rteam. As a result of our differentiated operating model, we have achieved an average construction cycle time of approximately 55 business days excluding our Houston division, which is among the lowest average construction cycle times in the public homebuilding sector.
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
 To facilitate our efficient homebuilding operations, we utilize an ERP system, SMART Builder, which is a real-time, schedule driven, single database that manages our entire homebuilding construction ecosystem, including sales, purchasing, scheduling, production, accounting, and servicing. To increase planning and organization efficiency, our trade partners can also access SMART Builder to have visibility into the status of various workstreams. Utilizing SMART Builder helps us drive a consistent and repeatable process, eliminate unnecessary site visits, and create a steadier workflow by avoiding variance orders and peak staffing from our trade partners, all contributing to lower overall costs. SMART Builder also integrates daily expense information on a unit level basis, helping us accurately monitor project costs in real-time and ensure our projects stay within budget. Our ability to streamline production and reduce operating costs has resulted in strong home closing gross margins, which were 26% and 28% for the years ended December 31, 2024 and 2023, respectively.
Land-light business model that allows for both risk mitigation and enhanced returns
Core to our success is the capital efficient, land-light operating strategy we have employed since our inception. We believe this approach mitigates risk and, consistent with our efficiency focused culture, enhances our returns. We primarily acquire finished lots from reputable third-party land developers and land bankers through lot-option contracts, thereby avoiding the financial requirements and risks associated with land ownership and land development. Our primary obligation and potential economic risk for failure to perform under our lot-option contracts is typically limited to the amount of our deposit. Additionally, we aim to limit our balance sheet risk by typically keeping less than two months of finished lots on our balance sheet at any given time. By utilizing a “just-in-time” approach to lot acquisitions, we reduce our up-front capital commitments and in turn drive higher inventory turnover and returns. As of December 31, 2024, we controlled 17,746 lots through option contracts, representing 96% of our total unstarted controlled lots. Our inventory turnover was 2.9x for the year ended December 31, 2024 and 3.1x for the year ended December 31, 2023. Our adjusted return on equity was 29% and 50%, respectively, for the years ended December 31, 2024 and 2023, respectively.
Established presence in attractive, high growth markets
We are focused on favorable, high growth housing markets primarily in the Southeastern and Southern United States. Since establishing our initial presence in Atlanta, we have steadily expanded our footprint into Raleigh, Birmingham, Charlotte, Nashville, Huntsville, Houston, Central Georgia, Chattanooga, and Greenville over the last nine years.
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
Scalable platform well positioned to expand in existing and new markets
Since our inception in 2008, we have expanded our homebuilding operations through consistent organic growth. We utilize our management team’s deep industry knowledge, disciplined underwriting and project management capabilities, and our scalable, process-driven, schedule-oriented platform to grow in submarkets within our existing footprint as well as enter new markets. In Atlanta, we have rapidly and profitably grown our presence, celebrating our 5,000th cumulative closing in 2020. We have successfully scaled our business while maintaining strong margins by targeting markets where we can replicate our land-light strategy and Rteam production model, and also leverage our strong relationships with local developers, suppliers, and municipalities to grow communities. During the year ended December 31, 2024, we closed 2,867 homes, achieving a 20.8% CAGR on closed homes from 2015 to 2024. Going forward, we intend to apply our management team’s strong execution capabilities to capitalize on growth opportunities within our existing markets and new markets.
Differentiated ability to offer a personalized homebuying experience to price-conscious homebuyers
Through our efficient and differentiated operating approach, we have the ability to offer our target homebuyers a personalized affordable luxury buying experience. As part of our home offerings, we provide homebuyers a wide range of value engineered exterior and interior options. Additionally, because we offer a consistent, optimized set of floor plans and home options across our markets, we can reduce costs, shorten construction cycle times, and ultimately deliver a high-quality personalized home at an attractive price point, which averaged approximately $340,000 on homes closed during the year ended December 31, 2024. We believe our ability to offer a personalized buying experience at an affordable price point will continue to create meaningful differentiation in the market for us.
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
Conservative balance sheet and liquidity, with substantial capacity to drive growth
We maintain a conservatively leveraged and flexible balance sheet which reflects our efficiency-minded operating philosophy. Following our IPO, we believe our enhanced liquidity position allows us to react nimbly to market conditions and to pursue attractive organic growth or acquisition opportunities. We maintain significant liquidity, with $22.4 million of cash and cash equivalents on hand and $219.8 million of undrawn capacity under the Amended Credit Facility as of December 31, 2024.
As of December 31, 2024 and 2023, respectively, our debt-to-book capitalization was 1% and 27%, and our net debt-to-net book capitalization was (5)% and 21%. Net debt-to-net book capitalization is a non-GAAP financial measure. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations Data – Non-GAAP Financial Measures.
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
Increase presence and market share within our existing markets
Our focused strategy of targeting entry-level and empty-nest homebuyers in our preferred markets has been at the core of our historical expansion and these homebuyer groups will continue to be our primary target demographic. We leverage our strong relationships with local developers, suppliers, municipalities, and land bankers to give us deeper access in our existing markets to increase land positions and community count. We have experienced rapid organic growth since our inception in 2008, expanding our geographic presence from our headquarters in Atlanta, a market where we are currently one of the largest homebuilders, to nine additional key markets with robust growth outlooks: Raleigh, Charlotte, Birmingham, Huntsville, Nashville, Houston, Central Georgia, Chattanooga, and Greenville. We believe there remains significant opportunity to increase market share and meaningfully grow within our existing markets, driving economies of scale and overall platform growth.
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
Continue to target our key entry-level and empty-nest homebuyer demographics
Our strategy is to target the entry-level and empty-nest demographics in the Southeastern and Southern regions of the U.S. We believe the fundamental drivers at both the national level and, more specifically, in our local markets have created an increased demand for entry-level priced homes, which we believe makes us well positioned to fulfill this demand as a result of our ASP of homes closed, which was approximately $340,000 for the year ended December 31, 2024. By targeting lower price point offerings, we are able to drive demand despite broader affordability concerns. We operate in attractive market segments, where there is consistent demand for homes as homebuyers look for alternatives to renting, especially with rising rental rates. We believe homebuyers appreciate our value proposition created by the combination of our home affordability and the level of personalization we provide. Furthermore, in the current environment, elevated interest rates have continued to create a significant affordability problem, making our price points even more attractive. In addition, we have significant experience working across multiple mortgage types including, but not limited to, FHA, U.S. Department of Agriculture (“USDA”), and conventional mortgages, which allows us to offer financing support tailored to the needs of our homebuyers.
Focus on delivering a personalized build-to-order experience at attractive price points
We believe a key differentiator of our business is how we redefine affordable luxury for the homebuilding sector. Our home offerings address the strong market demand for an affordable luxury experience that provides homebuyer personalization, through an a-la-carte approach to various home design options, without sacrificing affordability. Our unique affordable luxury business model is designed to balance an optimized and value-driven homebuyer experience with operational efficiency. We have invested significant resources in perfecting approximately 30 value-engineered floor plans that our homebuyers have used in over 87% of total homes closed across all our markets for the year ended December 31, 2024. The streamlined floor plans and strong scheduling adherence allow us to offer high-quality homes at affordable prices with short turnaround times. Going forward, we will continue to provide a select variety of home layout options and amenities for our homebuyers in a streamlined and cost-effective manner. Lastly, we also consider our homebuyers’ living experience after buying a home in one of our communities, so we have structured our lot and land acquisition strategy to maximize streetscapes and create an efficient community layout. We believe this compelling value proposition provides meaningful differentiation in the market, increasing the demand for our homes relative to our competitors, who do not offer the same level of personalization and value at comparable price points. With our approach to offering affordable luxury in the homebuilding space, we intend to continue to expand our brand to reach more homebuyers with our unique value proposition.
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
We believe our IPO diversified our access to capital and enhanced our already strong liquidity position, further supporting our robust future growth plans and providing us with the flexibility to opportunistically deploy capital. We plan to continue to be prudent with our use of leverage, which we believe is key to the long-term growth and financial stability of our business.

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
We offer a variety of floor plans ranging from 1,100 square feet to over 3,000 square feet. Our plan library includes popular open-concept homes with single-level living, modern villas, and townhomes, and functional two and three-story homes, with extra space for conveniences like laundry, flex offices, and lofts upstairs. Although we have a wide array of plans in our library, for the year ended December 31, 2024, over 87% of our home closings were from fewer than 30 house plans. Most of our homes are available at a variety of elevations, allowing us to create different and appealing streetscapes across our communities with a streamlined lineup of floor plans.
Although we build and sell move-in ready homes, approximately 63% of our home closings in the year ended December 31, 2024 were built-to-order. Our streamlined and efficient building process, gives our homebuyers the ability to personalize and change home features, including kitchen cabinets, flooring, and other design options, late into the construction phase of their home. We believe our build-to-order focus with quick construction cycle times at attractive value gives us a competitive advantage versus our peer group.
Our active communities
As of December 31, 2024, we had 78 active communities, which was 13% higher than the 69 active communities count we had as of December 31, 2023. Average monthly sales per community for the year ended December 31, 2024 were 3.0, a slight decrease from 3.4 average monthly sales per community for the year ended December 31, 2023.
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
If the property meets our development requirements and successfully exits the Inspection Period, the deposit becomes non-refundable (except for certain circumstances such as seller default and force majeure events), and we proceed under the finished lot option contract with the lots available to us for purchase on a staggered takedown schedule, which is designed to mirror our expected home orders. Our options to purchase lots typically expire at the end of each purchase date as set forth in the staggered takedown schedule of the applicable option contract. For example, if we are a party to an option contract to purchase sixty lots aggregate (fifteen lots to be purchased on each of four staggered, sequential purchase dates), the option for each tranche of fifteen lots would typically expire on the purchase date for the applicable tranche. If we do not exercise our option to purchase, the seller then would have the option to terminate the agreement, which would then result in the loss of the option to purchase all remaining unpurchased lots and forfeiture of the remaining deposit for the unpurchased lots. We do not typically receive a return of our deposit upon expiration or termination of the contract unless it is due to seller default or a force majeure event. Generally, all rights and obligations regarding maintenance, development, taxes, insurance, and any other expenses associated with the properties remain with the seller until we close on the purchase of the lots. As of December 31, 2024, our lot deposits and investments relating to lot and land option contracts, including option contracts with unconsolidated entities, totaled $103.6 million, which controlled 17,746 option lots with a remaining aggregate purchase price, inclusive of estimated contractual price escalators, of $1,107.7 million. As of December 31, 2023, our lot deposits relating to lot and land option contracts totaled $57.1 million, which controlled 11,501 option lots with a remaining aggregate purchase price, inclusive of estimated contractual price escalators, of $652.1 million.
When a land seller desires to sell finished lots in bulk or does not wish to develop finished lots, we often enter into land bank option contracts with land bank partners whereby we assign the underlying finished lot option or raw land purchase contract to a land bank partner, who then funds the land development costs and sells the finished lots to us, at our option, over a period of time with staggered takedown schedules. These option contracts allow us, at our option, to forfeit our right to purchase the option lots for any reason. Our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and any related fees paid to the land bank partner. As of December 31, 2024, our land bank deposits amounted to $34.2 million, which controlled 3,232 lots. As of December 31, 2023, our land bank deposits amounted to $30.6 million, which controlled 2,746 lots.
We also have non-controlling equity interests in various investments in unconsolidated entities to acquire rights under options to purchase land to be used in home building operations at future dates. We do not consolidate the investments as we do not have a majority ownership interest. We also do not have a right to receive a majority of the investment’s expected residual returns or an obligation to absorb a majority of the investment’s expected losses, and we determined we do not exert control over these entities. As of December 31, 2024, our deposits and investments relating to land and lot option contracts with unconsolidated entities amounted to $2.8 million, which controlled 220 lots. As of December 31, 2023, we did not have any land or lot option contracts with unconsolidated entities.
As part of our land acquisition strategy and in order to maintain a healthy pipeline of lots, we also enter into agreements with lot sellers, which allow us to evaluate the land and potential transaction without entering into a binding agreement to control the lots or requiring us to pay a non-refundable deposit. As of December 31, 2024, we have signed agreements covering 7,614 lots included in our total controlled lots which we are still in the due diligence and investigation period and for which our earnest money deposits are still refundable.

Total controlled lots and real estate inventory status
The following tables present our total controlled lots, which includes both our owned and optioned lots, by segment as of the periods set forth below:

As of December 31,	2024			2023
	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled
Southeast	881	12,210	13,091	486	7,907	8,393
Central	895	5,536	6,431	834	3,594	4,428
Total	1,776	17,746	19,522	1,320	11,501	12,821
(1)Includes homes under construction.
The following tables present our owned real estate inventory status as of the periods set forth below:

As of December 31,	2024	2023
Backlog homes finished or under construction	31%	40%
Unsold homes under construction	14%	11%
Unsold completed homes	6%	5%
Model homes	4%	4%
Owned unstarted finished lots	45%	40%
Total	100%	100%
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
SMART Builder is the pillar of our Rteam operational model, which views each portion of the home building, selling, and servicing process as integral to every other portion. Our Rteam model enhances collaboration, visibility, and mutual accountability between us and the stakeholders with whom we do business, including our developers, municipalities, trade partners, and homebuyers. To the extent possible, we structure each Rteam of trade partners within close geographic proximity, creating a more cohesive and efficient working relationship. Within each Rteam, every trade partner is responsible for ensuring the job is complete before handing it off to the next trade partner and not starting a job until the specifications, as designated by the team, are correct. This relationship-based approach to doing business has the goal of creating better quality homes, a more consistent and predictable homebuilding cycle, and increased profitability. We define Rteam with these key themes and train our trade partners on this philosophy:
•Real Time
•Readiness & responsibility
•Respect
•Repeatable & responsible growth
•Reliable workmanship
•Recession resistant
•Recognition
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
Our sales and marketing program employs a multi-faceted approach to source and attract potential homebuyers. While we occasionally utilize traditional printed media, digital marketing is the primary component of our marketing strategy, and we have refined our digital sales efforts in recent years through the work of our dedicated digital sales coordinators as well as our automated homebuyer assistance tools. We believe our online marketing efforts have become a key strength of our business, allowing us to reach a broad range of potential homebuyers at relatively low cost compared to traditional advertising platforms. In particular, we are focused on capturing potential homebuyers when we are contemplating opening a new community. This is enabled by our multi-faceted digital marketing efforts, which include strategic e-marketing to our current database of potential homebuyers, real estate search site campaigns, internet advertising enhanced by search engine marketing and search engine optimization, and campaigns and promotions across an array of social media platforms. We target both in-state and out-of-state potential homebuyers. Our proficiency with digital marketing and our commitment to meeting the needs of our homebuyers leads to increased use of our virtual home tours and our automated homebuyer assistance tools, which have become increasingly popular and effective marketing and sales strategies. Offsite and onsite signage are also used in our communities to advertise our availability and accessibility every day of the week. We also develop communications and promotions targeted specifically to the third-party real estate broker network in each of our markets as they are an integral part of our marketing process and impact sales activities in many of our communities. During the years ended December 31, 2024 and 2023, 75% and 76%, respectively, of our gross new orders had a third-party broker.
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
Backlog, Orders, and Closings
Home construction generally does not start without a binding sales agreement; however, we employ a limited speculative homebuilding program where we construct a home without an associated contract. We continually monitor our unsold homes under construction based on market demand and will typically limit our communities to no more than five unsold homes under construction. As of December 31, 2024, we had 252 unsold homes under construction, only 102 of which were completed. A new sale is reported when the homebuyer has received preliminary mortgage approval through one of our preferred lender relationships and the sales contract has been signed by the homebuyer, approved by us, and secured by a typically non-refundable deposit. Furthermore, homebuyers are generally required to pay an additional deposit when they select options or upgrade features for their home. As of both December 31, 2024 and 2023, homebuyer deposits averaged approximately 2% of the average sales price of our backlog homes.
The following tables present information concerning our new home orders, starts, and closings in each of our segments for the periods set forth below:

Year ended December 31,	2024			2023			Year Over Year Change
Market	Orders	Starts	Closings	Orders	Starts	Closings	Orders	Starts	Closings
Southeast	1,599	1,874	1,723	1,444	1,426	1,510	155	448	213
Central	1,050	1,170	1,144	924	900	787	126	270	357
Total	2,649	3,044	2,867	2,368	2,326	2,297	281	718	570
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
We recognize our homebuilding revenue at the time of the closing of a sale, at which time the title to and possession of the property are transferred to the homebuyer. If a homebuyer cancels its contract, we typically keep the deposit and record it as income at the time of cancellation. We believe the combination of our sales process, affordable and personalized product offering, and our industry leading construction cycle times have led to lower cancellation rates on average compared to our industry peers. For the years ended December 31, 2024 and 2023, our cancellation rate was approximately 12% and 11%, respectively.
The following tables present information concerning our net new home orders, cancellation rate, and ending backlog for the periods (and at the end of the period) set forth below (dollar amounts in thousands):

As of December 31,	2024	2023
Net new home orders	2,649	2,368
Contract value of net new home orders	$899,586	$792,224
ASP of net new home orders	$340	$335
Cancellation rate	12.1%	10.5%

As of December 31,	2024	2023
Backlog homes (period end)	694	912
Contract value of backlog homes (period end)	$235,869	$310,714
ASP of backlog homes (period end)	$340	$341
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
Ridgeland Title LLC collects fees and risk premiums for closing services, based incrementally on unit price, which are shared by the agent and the underwriter on a pro rata basis for each transaction completed. Ridgeland Title LLC generated a total of $2.6 million and $2.2 million in gross revenue through all channels of products and services during the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, respectively, our share of Ridgeland Title LLC’s income recognized was $1.2 million and $0.9 million and our distributions received were $1.1 million and $0.9 million.
Our interest in Ridgeland Title LLC is accounted for under the equity method of accounting and is not consolidated in our consolidated financial statements, as we do not control, and are not deemed the primary beneficiary of, Ridgeland Title LLC. See Note 5—Investments in Unconsolidated Entities to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our investments in unconsolidated entities and the related accounting treatment.
Our People
We are extremely proud of our employees and their commitment to collaborating as a team to uphold our values. Our purpose is to enhance people’s quality of life, whether that be our associates, homebuyers, or trade partners. As of December 31, 2024, we employed 445 full-time employees and 17 part-time employees in the United States. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe we have good relationships with our employees.
In order to be successful, we encourage each of our employees to embrace our “Our House” philosophy, which holds integrity, people, excellence, teamwork, and continuous improvement as the key values that drive our business. To uphold our values, we are intensely focused on maintaining our culture, recruiting, retaining, and incentivizing our employees, and employee development and engagement.
Our Culture
We take pride in our collaborative, win-win culture. From our sales team to our construction managers, trade partners, and support staff, our team works together to deliver each home. This collaboration allows us to provide a superior experience for our homebuyers, because they are part of our team as well. Our culture has been recognized by several industry publications, including Great Place to Work Certifications in 2022, 2023, and 2024, as well as placements on the Fortune Best Workplaces in Construction list in 2022, 2023, and 2024, and the Fortune Best Medium Workplaces list in 2024. As we continue to grow, we are proactive in ensuring that our foundational purpose, embodied in our “Our House” culture of collaboration, discipline and efficiency is preserved, giving us the ability to continue to recruit, develop, and retain associates and trade partners.
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
Available Information
We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information. Our filings with the U.S. Securities and Exchange Commission (the “SEC”) are available to the public over the Internet at the SEC’s website at www.sec.gov. We make available on our website at investors.smithdouglas.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

Information About Our Executive Officers And Directors
The following table provides information regarding our executive officers and members of our board of directors (the “Board”) as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Thomas L. Bradbury	80	Executive Chairman and Director
Gregory S. Bennett	59	President, Chief Executive Officer, Vice Chairman, and Director
Russell Devendorf	51	Executive Vice President and Chief Financial Officer
Brett A. Steele	55	Vice President, General Counsel, and Secretary
Julie Bradbury	50	Director
Neill B. Faucett	80	Director
Jeffrey T. Jackson	59	Director
George Ervin Perdue III	78	Director
Janice E. Walker	52	Director
Neil B. Wedewer	71	Director
Executive Officers and Directors
Thomas L. Bradbury
Thomas L. Bradbury is the founder and Executive Chairman of Smith Douglas and has served as a member of our Board since its formation and as the Chairman of Smith Douglas Holdings, LLC’s board of managers since 2016. He previously served as our Chief Executive Officer from inception until December 2019. Mr. Bradbury is also the founder and Chief Executive Officer of SMART Builder Solutions, LLC, a provider of intelligent building technologies, and General Manager of Bradbury Farms, a privately held sod producer. Mr. Bradbury served as a consultant with KB Home, a privately held home building company, until 2005. Prior to this, Mr. Bradbury served as the Chief Executive Officer of Colony Homes of Atlanta, a privately held home building company which he founded in 1975, until 2003 when it was sold to KB Home. During his time at Colony Homes, Mr. Bradbury also chaired its board of directors. Mr. Bradbury holds a bachelor’s degree in business administration from the University of Georgia. We believe Mr. Bradbury is qualified to serve on Smith Douglas’ Board due to his business expertise, extensive industry experience, and daily insight into our business as our founder and Executive Chairman.
Gregory S. Bennett
Gregory S. Bennett has served as the Chief Executive Officer and President of Smith Douglas since December 2019 and as a member of our Board since its formation. Prior to that, Mr. Bennett served as our Chief Operating Officer since 2015. Before joining Smith Douglas, Mr. Bennett operated his own privately held homebuilding company, Greg Bennett Homes, which he founded in 2004. Before founding Greg Bennett Homes, Mr. Bennett served as Executive Vice President for the Atlanta market of KB Home between 2003 and 2004 after the acquisition of Colony Homes, where he previously served in various roles from 1983 onwards, culminating in Region President between 1999 and 2003. Mr. Bennett holds a Construction Management degree from Georgia Northwestern Technical College. We believe Mr. Bennett is qualified to serve on Smith Douglas’ Board due to his business expertise, extensive industry experience, and daily insight into our business as our President, Chief Executive Officer, and Vice Chairman.
Russell Devendorf
Russell Devendorf has served as the Chief Financial Officer and Executive Vice President of Smith Douglas since 2017. Prior to joining Smith Douglas, Mr. Devendorf was a Senior Advisor at Whelan Advisory, a boutique investment bank, from 2017 to 2018, before which he was the Senior Vice President and Chief Financial Officer for WCI Communities, a publicly traded homebuilder, from 2008 through 2017. Prior to 2008, he served in several senior level finance positions with Meritage Homes Corporation and TOUSA, Inc., both national, publicly traded homebuilding companies. He began his career as an auditor at Ernst & Young LLP in its real estate practice and holds a Master of Accounting and a Bachelor of Science in Accounting from Florida State University. Mr. Devendorf has been a member of the Florida State University Department of Accounting's Professional Advisory Board since 2024. Mr. Devendorf is a Certified Public Accountant and a Certified Treasury Professional (inactive).

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
Julie Bradbury
Julie Bradbury has served as a member on our Board since its formation and as a member of Smith Douglas Holdings LLC’s board of managers since 2016. She previously served as a member of the board of directors of Colony Homes from 2001 to 2003 and is also currently serving as a member of the board of directors of several non-profit organizations. Ms. Bradbury serves as the Vice President at Bradbury Farms, a privately held sod producer, as well as a director of the Bradbury Family Office where she oversees estate planning strategies, investment objectives, philanthropic planning, corporate accounting, and tax/strategic planning. Ms. Bradbury began her career in public accounting at PricewaterhouseCoopers and Ernst & Young where she specialized in international corporate tax transactions. Following these roles, she served in finance and controller positions for two early-stage high growth companies, helping to scale them into market leaders. She holds a Bachelor of Science in Business Administration and Accounting from Washington and Lee University. We believe Ms. Bradbury is qualified to serve on Smith Douglas’ Board due to her knowledge of accounting and finance and extensive business experience.
Neill B. Faucett
Neill B. Faucett has served as a member on our Board since January 2024. Mr. Faucett has served as a consultant to Lubert Adler Partners, a private real estate equity firm headquartered in Philadelphia, since January 2020. Prior to this, Mr. Faucett opened the Atlanta office of Lubert Adler Partners in 2006 and served as a Managing Principal and member of the investment committee of Lubert Adler Partners from 2006 to 2019. Before joining Lubert Adler Partners, Mr. Faucett formed Faucett Consulting, Inc. in 1994. Faucett Consulting, Inc. advises real estate clients in equity and financing transactions as well as strategic planning and business structures. Mr. Faucett began his career at Arthur Andersen LLP before leaving the firm in 1970 to become a founding partner of an Atlanta accounting firm, Faucett, Taylor & Associates, where he concentrated on real estate. He was a practicing Certified Public Accountant for twenty-four years. Mr. Faucett has a Bachelor of Business Administration in Accounting from Auburn University. We believe Mr. Faucett is qualified to serve on Smith Douglas’ Board due to his extensive experience in the real estate investment sector and his knowledge of accounting and finance.
Jeffrey T. Jackson
Jeffrey T. Jackson has served as a member on our Board since its formation and as a member of Smith Douglas Holdings LLC’s board of managers since 2016. Since May 2024, he has also served as the Chief Executive Officer of Cabinetworks Group, the largest privately held cabinetmaker in the United States. Previously, Mr. Jackson served as President and Chief Executive Officer of PGT Innovations, a publicly held building materials manufacturer and supplier, from 2018 to May 2024 and held various other roles at PGT Innovations since 2005, including Chief Financial Officer from 2005 to 2014 and Chief Operation Officer from 2014 to 2018. Prior to PGT Innovations, Mr. Jackson held various executive management roles with companies such as The Hershey Company, Coca-Cola, and KPMG. Mr. Jackson also served as a member on the board of directors of PGT Innovations from January 2016 to March 2024, and since January 2024, he has served on the board of directors of Astec Industries, a manufacturer of specialized equipment for asphalt road building, aggregate processing, and concrete production. He serves on the board of directors of the Sarasota Manatee Airport Authority, a role he has held since his appointment by Governor Ron DeSantis in 2020. Mr. Jackson has a Bachelor of Business Administration from the University of West Georgia and is a Certified Public Accountant in Georgia. We believe Mr. Jackson is qualified to serve on Smith Douglas’ Board due to his extensive business expertise, knowledge of strategy, finance, and management, and experience in the industry.
George Ervin Perdue III
George Ervin Perdue III has served as a member on our Board since January 2024. Dr. Perdue has served as the 14th chancellor of the University System of Georgia since February 2022, overseeing all public colleges and universities.

Prior to this, Dr. Perdue was the 31st Secretary of the U.S. Department of Agriculture from April 2017 to January 2021. He also served two terms as the governor of Georgia, from 2003 to 2011, and was a member of the Georgia State Senate from 1991 to 2001, where he chaired the Senate Higher Education Committee and eventually became Senate President Pro Tempore. Dr. Perdue earned his Doctor of Veterinary Medicine degree from the University of Georgia. He is also a veteran, serving three years in the U.S. Air Force. During this period of public service, he also founded several successful agricultural businesses. We believe Dr. Perdue is qualified to serve on Smith Douglas’ Board due to his extensive business and leadership experience.
Janice E. Walker
Janice E. Walker has served as a member on our Board since January 2024. Ms. Walker served as Chief Operating Officer of Hines Global Income Trust, Inc., a publicly held real estate investment trust investing globally in commercial real estate, from June 2019 until her retirement from such position in June 2024, and has served as a part-time consultant for a privately held vertically-integrated retail investment company since June 2024. She also held the role of a Senior Managing Director within the investment management business of Hines Interests LP, a privately held global real estate firm from May 2019 to April 2024. Prior to this, Ms. Walker has held various investment management roles at Hines Interests LP since February 2005. Ms. Walker started her career as an audit manager and Certified Public Accountant at Arthur Andersen LLP. Ms. Walker received both a Bachelor of Business Administration in Accounting and a Master of Science in Accounting from Texas Tech University. We believe Ms. Walker is qualified to serve on Smith Douglas’ Board due to her business and leadership experience and her insight into operating, advising, and investing in the real estate sector.
Neil B. Wedewer
Neil B. Wedewer has served as a member on our Board since its formation and as a member of Smith Douglas Holdings LLC’s board of managers since December 2022. Mr. Wedewer previously served as Atlanta Area President of Charter Bank (now South State Bank) from 2008 to 2016. Prior to that, he was the Chief Credit Officer at First Covenant Bank from September 2007 to July 2008 and the Executive Vice President of Suntrust Banks (now Truist) from 1983 to 2007. Mr. Wedewer has a Bachelor of Arts from The Citadel. We believe Mr. Wedewer is qualified to serve on Smith Douglas’ Board due to his operational background and his knowledge of strategy, finance, and management.

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
Our business can be substantially affected by adverse changes in general economic or business conditions, and other events and conditions that are outside of our control, including:
•increases in short- and long-term interest rates;
•high inflation;
•supply-chain disruptions and the cost or availability of building materials;
•the availability of trade partners, vendors, or other third parties;
•housing affordability;
•the availability and cost of financing for homebuyers;
•federal and state income and real estate tax laws, including limitations on, or the elimination of, the deduction of mortgage interest or property tax payments;
•employment levels, job and personal income growth and household debt-to-income levels;
•consumer confidence generally and the confidence of potential homebuyers in particular;
•the ability of homeowners to sell their existing homes at acceptable prices;
•tariffs on building supplies;
•the U.S. and global financial systems and credit markets, including stock market and credit market volatility;
•inclement weather and natural and man-made disasters, including risks associated with global climate change, such as increased frequency or intensity of adverse weather events;
•environmental, health, and safety laws and regulations, and the environmental conditions of our properties;
•civil unrest, acts of terrorism, other acts of violence, threats to national security, global economic and political instability, and conflicts such as the conflict between Russia and Ukraine and the Israel-Hamas conflict (including any escalation or expansion), escalating global trade tensions, the adoption of trade restrictions, or a public health issue such as COVID-19 or another major epidemic or pandemic;
•mortgage financing programs and regulation of lending practices;
•housing demand from population growth, household formations and demographic changes (including immigration levels and trends or other costs of home ownership in urban and suburban migration);
•demand from foreign homebuyers for our homes;
•the supply of available new or existing homes and other housing alternatives;
•energy prices; and
•the supply of developable land in our markets and in the United States generally.
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
Almost all our homebuyers finance their home purchases through lenders that provide mortgage financing. Mortgage interest rates have generally trended downward for the last several decades and reached historic lows in 2021, which made the homes we sell more affordable during that period. Mortgage interest rates increased substantially between 2022 and 2024 in response to the Federal Reserve’s actions and future signaling to combat inflationary pressures, which negatively impacted consumer affordability. We cannot predict future mortgage interest rates, and if mortgage interest rates continue to increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and our operating results may be significantly impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers, which is expected to be impacted by continued regulatory changes and fluctuations in the risk appetites of lenders. The financial documentation, down payment amounts, and income to debt ratio requirements are subject to change and could become more restrictive.
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
Our business strategy is focused on the acquisition of suitable land and the design, construction, and sale of primarily single-family homes in residential subdivisions, including planned communities, in Georgia, Alabama, North Carolina, Tennessee, Texas, and South Carolina. In addition, we have land banking contracts for the right to purchase land or lots at a future point in time in all our current markets. A prolonged economic downturn or future adverse conditions in one or more of these areas, or a particular industry that is fundamental to one or more of these areas, particularly within Atlanta, Georgia, our largest market, could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
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
Slower rates of population growth or population declines in our markets in Atlanta, Birmingham, Central Georgia, Charlotte, Chattanooga, Greenville, Huntsville, Nashville, Raleigh, Houston, or other key markets in the United States we may decide to enter in the future, especially as compared to the high population growth rates in prior years, could affect the demand for housing, cause home prices in these markets to fall and adversely affect our plans for growth, business, financial condition, and operating results. Furthermore, while we have recently observed an increase in our business from people moving to more geographically diverse submarkets during the COVID-19 pandemic, we cannot assure you that this trend will continue or not reverse.
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
The United States has recently experienced inflationary conditions, which, at times, has resulted in increasing costs of land, raw materials, and labor needed to operate our business. If our markets have an oversupply of homes relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may continue to accompany higher interest rates, which could adversely impact a potential homebuyer’s ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, our profitability may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business. Our operations have previously been negatively impacted by inflation due to increasing construction costs, labor, and materials, as well as land acquisition financing costs, and such impacts could continue into the future. The elevated interest rate environment that persisted into late 2023 increased our financing costs and has reduced demand for our homes. If inflationary conditions continue into future periods, it could materially adversely affect our business and financial results.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should decline.
Our business strategy is focused on the design, construction, and sale of single-family homes in six states across the Southeastern and Southern United States. While our operations are geographically diverse and we may expand into additional markets, a prolonged economic downturn in one or more of the areas in which we operate, particularly within Atlanta, Georgia, our largest market, could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations, and a disproportionately greater impact on us than other homebuilders with larger scale and more diversified operations and geographic footprint.
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
The residential construction industry experiences building material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel, and lumber. These building material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures, or as a result of broader macroeconomic, trade, or geopolitical disruptions. Further, prices of building materials could be affected by the factors discussed above and various other national, regional, local, economic, and political factors, including changes in tariffs. Our success in recently entered markets or those we may choose to enter in the future depends substantially on our ability to source local materials on terms that are favorable to us. In the event of shortages in building materials in such markets, local and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Building material shortages and price increases for building materials could cause delays in and increase our costs of home construction and our construction cycle time, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
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
We recognize homebuilding revenue at the time of the closing of a sale, at which time title to and possession of the property are transferred to the homebuyer. When we execute sales contracts with homebuyers, or when we require advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. We either retain or refund to the homebuyer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. Cancellations negatively impact the number of closed homes, net new orders, homebuilding revenues, and results of operations, as well as contract liabilities. Cancellations can result from declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, and adverse changes in economic conditions. During 2023 and 2024, demand weakened in response to additional increases in mortgage rates. The market’s reaction to the deteriorating economic conditions negatively affected net new orders and has had a negative impact on our cancellation rate. Any continued increase in the level of our cancellations would have a negative impact on our business, prospects, liquidity, financial condition, and results of operations.
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
Investments in partnerships, joint ventures, or other unconsolidated entities may, under certain circumstances, involve incremental risks from involving a third party, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions, or block or delay necessary decisions. Our joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the land acquisition or development. If the other partners in our partnerships or joint ventures do not cooperate or fulfill their contractual obligations due to their financial condition, strategic business interests, or otherwise, we may be required to spend additional resources or suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to the contractual terms of the agreements, potential legal defenses they may have, their respective financial condition, and other circumstances. Furthermore, because we lack a controlling interest in our unconsolidated entities we cannot exercise sole decision-

making authority, which could create the potential risk of impasses on decisions and prevent the unconsolidated entity from taking, or not taking, actions that we believe may be in our best interests.
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
Conflicts of interest may exist or could arise in the future with the Founder Fund, a trust for which Mr. Bradbury is the co-trustee. As of March 14, 2025, the Founder Fund has 88.1% of the combined voting power of our Class A common stock and Class B common stock, voting together as a single class. We have leased, and we expect to continue to lease, office space from JBB Cherokee Holdings LLC, an entity affiliated with the Founder Fund. We also had related person receivables of $0.1 million with an entity affiliated with the Founder Fund as of December 31, 2024, related to various general and administrative expenses, including aviation expenses, and in part, related to insurance that was paid on behalf of the related person who reimbursed us at cost. Historically, Mr. Bradbury has also supported our growth by hosting numerous events at personal properties that are intended to foster business development and vendor relations. For the year ended December 31, 2024, we paid an annual use fee to certain entities affiliated with the Founder Fund for use of facilities and related services. We also charter aircraft services from an entity affiliated with the Founder Fund. We have historically licensed SMART Builder, our ERP system, on an exclusive basis from an entity affiliated with the Founder Fund, on an exclusive, perpetual, and royalty-free basis. Furthermore, some of the third-party vendors we work with source sod directly from an entity affiliated with the Founder Fund.
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
We may experience difficulties in integrating the operations of potential future acquisitions into our business or we may experience challenges in realizing expected benefits of each such acquisition.
From time-to-time, we may evaluate possible future acquisitions, some of which may be material. Any potential future acquisitions may pose significant risks to our existing operations if they cannot be successfully integrated. These acquisitions would place additional demands on our managerial, operational, financial, and other resources and create operational complexity requiring additional personnel and other resources.
Furthermore, the integration of any future acquisition may divert management’s time and resources from our core business and disrupt our operations. We may incur significant costs in the integration of any future acquisition and may not achieve cost synergies and other benefits sufficient to offset the costs of any future acquired business. Moreover, even if we were successful in integrating newly acquired businesses or assets, expected synergies or cost savings may not materialize, resulting in lower-than-expected benefits to us from such transactions. We may spend time and money on projects that do not increase our revenue. Additionally, when making acquisitions, it may not be possible for us to conduct a detailed investigation of the nature of the business or assets being acquired due to, for instance, time constraints in making the decision, and other factors. We may become responsible for additional liabilities or obligations not foreseen at the time of an acquisition. To the extent we pay the purchase price of an acquisition in cash, such an acquisition would reduce our cash reserves, and, to the extent the purchase price of an acquisition is paid with our stock, such an acquisition could be dilutive to our stockholders. To the extent we pay the purchase price of an acquisition with proceeds from incurring debt, such an acquisition would increase our level of indebtedness and interest expense and could negatively affect our liquidity and restrict our operations. To the extent that the purchase price of an acquisition is paid in the form of an earn-out on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. In addition, changes to the fair value of estimated earn-out payments could significantly impact our results of operations.
All of the above risks could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
We rely on SMART Builder, an enterprise resource planning system that we exclusively license from an entity affiliated with the Founder Fund for managing our construction process and work-flow scheduling. If SMART Builder fails to adequately perform these functions or experiences an interruption in its operation, our business and results of operations could be adversely affected.
The efficient operation of our business depends on SMART Builder, an enterprise resource planning system that we exclusively license from an entity affiliated with the Founder Fund. We rely on SMART Builder to effectively manage sales, purchasing, scheduling, production, accounting, servicing, and other functions. SMART Builder is vulnerable to damage or interruption from computer viruses or hackers, natural or man-made disasters, vandalism, terrorist attacks, power loss, or other computer systems, internet, telecommunications, or data network failures. Any such interruptions to SMART Builder could disrupt our business and could result in decreased revenues and increased overhead costs, causing our business and results of operations to suffer. For further discussion on the risks related to our software and information systems, see Part I, Item 1A. Risk Factors—Risks Related to Other Legal, Regulatory, and Tax Matters.

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
The state of relationships between other countries and the United States with respect to trade policies, taxes, government relations, and tariffs may impact our business. The federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum, lumber, solar panels, and appliances, raising our costs for these items (or products made with them). Foreign governments, including China, Canada, Mexico, and the European Union, have responded by imposing or increasing tariffs, duties, or trade restrictions on U.S. goods, and may consider other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties, or trade restrictions could cause disruptions or shortages in our supply chains, increase our construction costs or home-building costs generally, or negatively impact the U.S., regional, or local economies and individually or in the aggregate, including as it concerns consumer confidence and spending, and materially and adversely affect our business and our operating results.
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
There is a growing concern about the emission of greenhouse gases and other human activities that have caused, and will continue to cause, significant changes in weather patterns and temperatures and increase the frequency and severity of natural disasters. Government mandates, standards, legislation, and regulations enacted in response to these current and projected climate change impacts and concerns could result in restrictions on land development in certain areas or increased energy, transportation, and raw material costs. New legislation has been enacted, or may be enacted in the future, or considered for enactment at the federal, state, and local levels relating to climate change, greenhouse gas emissions, and energy production and use. This legislation could relate to, for example, matters such as greenhouse gas emissions control and building and other codes that impose energy efficiency standards or require use of energy-saving construction materials. New building or other code requirements that impose stricter standards or requirements for building materials could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation, regulations, mandates, standards, and other requirements of this nature are expected to continue to be enacted and impose additional costs on us. Additionally, certain areas in the United States either have enacted or are considering a ban on the use of natural gas appliances and/or natural gas hookups in new construction. Such bans, if enacted in areas in which we operate or may decide to operate in the future, could affect our cost to construct homes. Similarly, climate change-related initiatives or requirements impacting the energy industry affect a wide variety of companies throughout the United States, and because our operations are heavily dependent on significant amounts of raw materials with energy-intensive manufacturing and supply processes, such as lumber, steel and concrete, these initiatives or requirements could increase the costs of these materials and have an adverse impact on our operations and profitability. Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow-fed rivers, warming of lakes and rivers, increases in sea level, and changes and variability in precipitation and in the intensity and frequency of extreme weather events. These physical impacts may have the potential to significantly affect our business and operations and there is no guarantee that any losses incurred would be covered by applicable insurance policies. Moreover, the cost or availability of applicable insurance may also change as a result of these physical impacts.
Increasing scrutiny and evolving expectations relating to environmental, social and governance (“ESG”) issues could adversely impact our reputation, access to and cost of capital, and financial results.
Certain institutional investors, financial markets participants, policymakers, consumers, and other stakeholders have become increasingly focused on companies’ management of climate, human capital, and other ESG issues. Certain organizations also provide assessments of companies’ ESG practices. Although there are no universally accepted standards for such assessments, they are used by some investors to inform their investment and voting decisions. Unfavorable press about, or assessments of, our ESG practices, including the environmental impact of our operations, regardless of whether we comply with applicable legal requirements, may lead to negative stakeholder sentiment toward us.
A failure to comply with ESG expectations and standards, which are evolving and varied, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could cause reputational harm to our business and could have a material adverse effect on our financial results and access to and cost of capital. In addition, the adoption of new ESG-related regulations applicable to our business, or pressure from key stakeholders to comply with voluntary ESG-related initiatives or frameworks, could require us to make substantial investments which could impact the results of our operations and cash flows. However, these expectations are not uniform, and in some situations stakeholders (including policymakers) have sought to constrain companies' consideration of ESG matters. Addressing these issues has inherent costs, and any failure to successfully navigate stakeholder expectations may result in reputational harm, investor or regulatory engagement, or other adverse impacts.
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
We rely on accounting, financial, operational, management, and other information systems to conduct our operations (collectively, with the information systems of any third-party vendors or suppliers we may use, the "IT

Systems"). Further, we and certain of our third-party providers collect, maintain, and process data about customers, employees, business partners, and others, including personally identifiable information, as well as proprietary information belonging to our business such as trade secrets (collectively, "Confidential Information"). Our IT Systems and Confidential Information are vulnerable to a range of cybersecurity risks and threats, including damage or interruption from power outages, computer and telecommunication failures, computer viruses, cybersecurity incidents or attacks (including malware, phishing attacks, ransomware attacks, social engineering and attempts to gain unauthorized access to data or other electronic security breaches or similar events, or cybersecurity attacks carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on systems or websites and rendering them unavailable or ineffective), other security breaches, natural or man-made disasters, usage errors, negligence or intentional misuse by our employees or third parties, and other related risks.
The risk of such damage or interruption to the confidentiality, integrity, and availability of our IT Systems and Confidential Information has grown with the increased frequency and sophistication of cybersecurity attacks on companies in recent years, including the use of increasingly sophisticated tools - including artificial intelligence - to circumvent security controls, evade detection and remove forensic evidence. We have and may continue to have cybersecurity incidents, attacks, or disruptions and although we have implemented, and our third-party vendors and suppliers may implement, various controls, systems and processes intended to secure these information systems, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information or that future attempted cybersecurity incidents, attacks, or disruptions would not be successful or damaging. While to date no incidents have had a material adverse impact on our operations or financial results, we cannot guarantee we will be able to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information, or business.
Any perceived or actual cybersecurity incident or attack or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could result in unauthorized access to and misappropriation of confidential, sensitive, proprietary, or personal information in our possession or control, or extended interruptions of our operations. Furthermore, any perceived or actual failure or breach of any information systems, or related theft, misuse, or loss of data, could result in a violation of applicable data privacy, cybersecurity, and other laws and regulations, and can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, and/or significant incident response, system restoration or remediation and future compliance costs. In short, a perceived or actual cybersecurity incident, attack, or other disruption could adversely affect our ability to conduct our business, cause significant legal and financial exposure, damage to our reputation that causes us to lose existing or future customers, or a loss of confidence in our security measures. Any such incident could harm our business and could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Given the variety and potential severity of cybersecurity threats, we may not have adequate insurance coverage to compensate against all losses, and we cannot ensure that applicable insurance will continue to be available to us on commercially reasonable terms, or at all, or that our insurer will not deny coverage as to any particular claim.
Our business is subject to complex and evolving laws and regulations regarding data privacy and cybersecurity.
As part of our normal business activities, we collect, use, store, and otherwise process certain information that relates to individuals and/or constitutes "personal data," "personal information,", "personally identifiable information," or similar terms under applicable data privacy laws (collectively, "Personal Information"), including Personal Information specific to homebuyers, employees, vendors, and suppliers. We may transfer some of this Personal Information to third parties who assist us with certain aspects of our business for limited purposes under appropriate contractual arrangements.
We and our vendors are subject to a variety of federal and state data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of Personal Information, and those that are specific to certain industries, sectors, contexts, or locations. The regulatory environment surrounding data privacy and cybersecurity is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy, cybersecurity, and the unauthorized disclosure of personal information pose increasingly complex compliance challenges, including the potential for inconsistent interpretation, new or amended laws or regulations regarding Personal Information, and the implementation and maintenance of compliance measures may potentially elevate our costs by requiring us to implement new processes, or change our handling of information and business operations.
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
Under the Smith Douglas LLC Agreement, we intend to cause Smith Douglas Holdings LLC, from time to time, to make distributions in cash to the holders of LLC Interests (including us) in amounts sufficient to cover the taxes imposed on such holders' allocable share of taxable income of Smith Douglas Holdings LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and to the other holders of LLC Interests, (ii) the lower tax rate applicable to corporations as opposed to individuals, and (iii) certain tax benefits covered by, and payments under, the Tax Receivable Agreement, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock will be made as a result of any cash dividend or distribution by us or any retention of cash by us. As a result, the holders of LLC Interests (other than us) may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions that resulted in such excess cash balances to us. To the extent we do not distribute such excess cash as dividends on our Class A common stock we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending or contributing it (or a portion thereof) to Smith Douglas Holdings LLC, which may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. Following a contribution of such excess cash to Smith Douglas Holdings LLC we may make an adjustment to the outstanding number of LLC Interests held by holders of LLC Interests (other than us).
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
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. Such cash payment to the Continuing Equity Owners could be greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies, insufficient distributions from Smith Douglas Holdings LLC or otherwise.
We will not be reimbursed for any payments made to the Continuing Equity Owners under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement are based on the tax reporting positions that we determine, and the IRS, or another tax authority, may challenge all or part of the Basis Adjustments, Section 704(c) Allocations, or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially and adversely affect the rights and obligations of the Continuing Equity Owners under the Tax Receivable Agreement, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of the Continuing Equity Owners. The interests of the Continuing Equity Owners in any such challenge may differ from or conflict with our interests and your interests, and the Continuing Equity Owners may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing Equity Owner are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner will be netted against future cash payments, if any, that we might otherwise be required to make to such Continuing Equity Owner, under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Continuing Equity Owner for a number of years following the initial time of such payment. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will agree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a Continuing Equity Owner that are the subject of the Tax Receivable Agreement.
Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
We are subject to taxation by U.S. federal, state, and local tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•allocation of expenses to and among different jurisdictions;
•changes to our assessment about our ability to realize, or in the valuation of, our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations, or interpretations thereof;
•the outcome of current and future tax audits, examinations, or administrative appeals;

•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
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
Incurring a substantial amount of debt could have important consequences for our business, including:
•making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;
•increasing our vulnerability to adverse economic or industry conditions;
•limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

•requiring a substantial portion of our cash flows from operations and the proceeds from our IPO for the payment of interest on our debt and reducing our ability to use our cash flows and the proceeds from our IPO to fund working capital, capital expenditures, acquisitions, and general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•placing us at a competitive disadvantage to less leveraged competitors.
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
As of March 14, 2025, the Continuing Equity Owners control, in the aggregate, approximately 97.9% of the voting power represented by all our outstanding shares of capital stock. As a result, the Continuing Equity Owners exercise significant influence over all matters on which holders of Class B common stock are entitled to vote, including the election and removal of directors (subject to the rights of the holders of preferred stock, if any), amendments to our amended and restated certificate of incorporation or amended and restated bylaws, and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and have significant control over our business, affairs, and policies, including the appointment of our management, through their influence over the board composition. The directors, whom the Continuing Equity Owners will have the ability to elect through their voting power, have the authority to incur additional debt, issue or repurchase stock, declare dividends, and make other decisions that could be detrimental to stockholders.
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
You may not be able to resell your shares at or above the price that you paid for them due to a number of factors included herein, including the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•technology changes, changes in consumer behavior in our industry;
•security breaches related to our systems or those of our affiliates or strategic partners;
•changes in economic conditions for companies in our industry;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of residential construction;
•strategic actions by us or our competitors;
•announcements by us, our competitors or our strategic partners of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures or other unconsolidated entities, other strategic relationships, or capital commitments;
•changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the residential construction environment;
•changes in business or regulatory conditions;
•future sales of our Class A common stock or other securities;
•investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;

•the public’s response to press releases or other public announcements or filings by us or third parties, including filings with the SEC;
•announcements relating to litigation or governmental investigations;
•guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•the ongoing development and sustainability of an active trading market for our stock;
•changes in accounting principles; and
•other events or factors, including those resulting from system failures and disruptions, natural or man-made disasters, extreme weather events, war, acts of terrorism, an outbreak of highly infectious or contagious diseases, such as COVID-19, or responses to these events.
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
Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:
•the ability of our board of directors to issue one or more series of preferred stock without stockholder approval;
•at any time prior to the Sunset Date, our stockholders may take action by consent without a meeting, and from and after the occurrence of the Sunset Date, our stockholders may not take action by consent without a meeting, but may only take action at a meeting of stockholders;
•vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•at any time prior to the Sunset Date, the Secretary (or other officer or our board of directors) at the request of any Continuing Equity Owner owning at least 5% of the voting power of all of the then outstanding shares of capital stock entitled to vote thereon may call a special meeting of stockholders, and from and after the occurrence of the Sunset Date, our stockholders will be unable to call a special meeting of stockholders;
•no cumulative voting in the election of directors;
•prior to the Sunset Date, directors may be removed at any time with or without cause upon the affirmative vote of the holders of a majority of the voting power of our outstanding shares of capital stock entitled to vote thereon, and from and after the occurrence of the Sunset Date, directors may be removed with or without cause and only upon the affirmative vote of holders of at least 66 2/3% of the voting power of our outstanding shares of capital stock entitled to vote thereon; and
•that certain provisions of amended and restated certificate of incorporation may be amended only by the affirmative vote of holder of at least 66 2/3% of the voting power of our then-outstanding capital stock entitled to vote thereon.
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
Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. To continue to achieve and maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, from time to time we may not be able to conclude that our internal control over financial reporting is effective as required by Section 404, as is the case in this Annual Report on Form 10-K, due to the material weakness identified and described below. Additionally, the material weakness in our internal control over financial reporting has resulted in our management being unable to conclude, and any additional material weakness in our internal control over financial reporting may in the future result in our management being unable to conclude, that our disclosure controls and procedures were effective for the applicable period.
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
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which, may result in material misstatements of our consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access, change management, and segregation of duties related to certain key information technology (“IT”) systems that support the Company’s financial reporting processes, resulting in ineffective design and implementation of IT-dependent controls. We believe that the material weakness is due to gaps in the sufficiency of IT resources and risk-assessment processes to identify and assess access in certain IT environments that could impact internal control over financial reporting. The material weakness identified above did not result in any material misstatements in our consolidated financial statements for the periods presented and there were no changes to previously released financial results. However, our management concluded that these control deficiencies constitute a material weakness and that our internal control over financial reporting was not effective as of December 31, 2024.
Our management, under the oversight of the Audit Committee of our Board of Directors and in consultation with outside advisors, has begun evaluating and implementing measures designed to remediate the material weakness, as described further in Item 9A of this Annual Report on Form 10-K. These controls need to operate for a sufficient period of time so that management can conclude that our controls are operating effectively. As such, the material weakness will not be considered remediated until management has concluded through the implementation of these remediation measures and additional testing that these controls are effective. Additionally, a material weakness in our internal control over financial reporting has resulted in our management being unable to conclude, and any additional material weakness in our internal control over financial reporting may in the future result in our management being unable to conclude, that our disclosure controls and procedures were effective for the applicable period.
We cannot assure you that the measures we are taking will be sufficient to remediate the material weakness or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.
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
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net sales are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:
•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1 billion in nonconvertible debt; and
•the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as we (i) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (ii) have been required to file annual and quarterly reports under the Exchange, for a period of at least 12 months, and (iii) have filed at least one annual report pursuant to the Exchange Act.
Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as the fifth anniversary of the completion of our IPO. For so long as we are an “emerging growth company,” we will, among other things:
•not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act;
•not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;
•not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•be exempt from the requirement of the Public Company Accounting Oversight Board (the “PCAOB”) regarding the communication of critical audit matters in the auditor’s report on the financial statements; and
•be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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
The outstanding shares of our Class A common stock are generally freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A common stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.
In addition, we have reserved shares of Class A common stock for issuance under the 2024 Incentive Award Plan (the “2024 Plan”). Any Class A common stock that we issue under the 2024 Plan or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by investors who purchase our Class A common stock.
The market price of our shares of Class A common stock could drop significantly if the holders of our shares sell a significant number of our securities or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

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
Our access to additional third-party sources of financing will depend, in part, on:
•general market conditions, including inflation and rising interest rates;
•the market’s perception of our growth potential;
•with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;
•our current debt levels;
•our current and expected future earnings;
•our cash flow; and
•the market price per share of our Class A common stock.
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
The Board of Directors and management are committed to enhancing our cybersecurity risk management measures, which are integrated into our enterprise risk management processes and share common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management measures include:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•cybersecurity awareness training of our employees, incident response personnel, and senior management.
In addition to our internal resources, our cybersecurity risk management leverages external service providers who we work with to identify and oversee cybersecurity risks. For example, during 2024, we engaged an independent third-party assessor to assist management in identifying cybersecurity risks and developing ongoing procedures to enhance our cybersecurity risk management measures. In addition, we use our external providers to assist with endpoint monitoring, alerts, and other security management protocols such as regular backups and encryption.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents such as phishing attacks and other email compromises, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has received briefings from management in the past as appropriate (for example, regarding the results of our previous cybersecurity risk assessment and ongoing enhancement efforts with the involvement of a third-party assessor). Our audit committee oversees management’s implementation of our cybersecurity risk management program.
Our management team, including the Vice President of IT and the Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Vice President of IT, Randy Jepsen, oversees infrastructure, procurement, development, and IT support, with over 25 years of experience in the IT industry and 19 years at Smith Douglas and The SMART Builder Solutions designing and enhancing internal enterprise applications. Our Chief Financial Officer, Russell Devendorf, previously oversaw the information technology and risk management functions of a publicly traded homebuilder from 2008 to 2017, overseeing the company’s cybersecurity program and the implementation of an incident response plan and cybersecurity insurance. As a result, our management team’s cybersecurity experience includes previous combined experience of almost 50 years managing and otherwise engaged with IT and internal audit functions at public companies overseeing the development and strengthening of cybersecurity programs inclusive of training, risk assessments, and formal policies and procedures.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment. Our management team provides regular updates to our audit committee regarding the results of our cybersecurity risk assessment measures and associated enhancement actions.
Item 2.    Properties.
We are headquartered in Woodstock, Georgia where we lease approximately 26,800 square feet of office space under a lease agreement that expires on August 31, 2028. We use this location for our Atlanta Division, which is a part of our Southeast segment, and corporate employee offices. We also lease local offices in the markets in which we conduct homebuilding operations.
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
Holders
As of March 14, 2025, there were two holders of record of our Class A common stock and two holders of record of our Class B common stock.
Dividends
Since the IPO, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Except in certain limited circumstances, holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from Smith Douglas Holdings LLC. Our Amended Credit Facility contains certain covenants that restrict, subject to certain exceptions, our ability to pay dividends. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and subject to the requirements of applicable law, compliance with contractual restrictions and covenants in the agreements governing our future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.
Recent Sales of Unregistered Securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.
Item 6.    [Reserved].
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion and analysis reflects the historical results of operations and financial position of Smith Douglas Holdings LLC prior to the IPO and Reorganization Transactions on January 10, 2024 and that of Smith Douglas Homes Corp. and its consolidated subsidiary, Smith Douglas Holdings LLC, following the completion of the IPO and Reorganization Transactions. In addition to historical financial information, this discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance, based upon our current plans, expectations and beliefs involving risks and uncertainties. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this Annual Report on Form 10-K which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in Part I, Item 1A. Risk Factors. See Forward-Looking Statements. We rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we choose to present only the two most recent fiscal years of audited financial statements in our Annual Report.

Company Overview
Smith Douglas is engaged in the design, construction, and sale of single-family homes in some of the highest growth and most desirable markets in the Southeastern and Southern United States. We employ an efficient land-light, production focused, and conservatively leveraged business model, which we believe results in a compelling combination of strong home closing gross margins, construction cycle times, and returns. Our communities are primarily targeted to entry-level and empty-nest homebuyers. We offer our homebuyers an attractive value proposition by providing a personalized home buying experience at affordable price points. With the goal of becoming one of the most dominant homebuilders in the Southeastern and Southern United States, we intend to grow operations within our existing footprint and to expand into new markets where we can most effectively implement our business strategy and maximize our profit and returns.
Despite continued uncertainty in the mortgage interest rate environment during 2024, our net new orders increased by 12% in the year ended December 31, 2024 compared to 2023. We believe our focus on affordable luxury will continue to serve us well as we remain optimistic about long-term demand due to favorable homebuyer demographics. Additionally, we construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. Our SMART Builder enterprise resource planning system and efficient construction process, which we call Rteam, allows this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we believe we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which were 12% and 11% for the years ended December 31, 2024 and 2023, respectively.
At the core of our land-light operating strategy lies the principle and discipline of primarily acquiring finished lots from a diverse pool of third-party land developers or land bankers through the effective utilization of lot-option contracts. Our lot acquisition strategy reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, better aligning our pace of home orders and home starts. While using land bankers and third-party developers comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own a higher percentage of their land supply. As of December 31, 2024, we had 803 owned unstarted lots in real estate inventory on our balance sheet which represented only 4.1% of our total controlled lot supply.
We believe the geographic markets in which we operate demonstrate strong population and employment growth trends, favorable migration patterns, and desirable lifestyle and weather conditions. Our operations are currently organized into eight geographical divisions which comprise two reportable segments. Our Southeast segment consists of our Atlanta, Central Georgia, Charlotte, Greenville, and Raleigh divisions. Our Central segment consists of our Alabama, Houston, and Nashville divisions. Each of our markets is experiencing strong momentum in housing demand drivers relative to historic averages, and we believe there is significant opportunity to expand our presence in each of our respective markets.
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
Segments
Our operations are currently organized into eight geographical divisions which comprise two reportable segments. Our Southeast segment consists of our Atlanta, Central Georgia, Charlotte, Greenville, and Raleigh divisions. Our Central segment consists of our Alabama, Houston, and Nashville divisions.
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
Macroeconomic and geopolitical factors
We continue to experience certain macroeconomic trends that affect our markets and industry such as higher inflation, elevated interest rates and associated decreases in consumer discretionary income, the effects of supply chain challenges, declining government stimulus following the COVID-19 pandemic, and uncertainty regarding an economic recession. Any worsening of macroeconomic conditions in future periods could have a negative effect on our financial results.
Moreover, potential tariffs, including on building materials, geopolitical conflicts, and war have increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets. A significant escalation or expansion of economic disruption could continue to impact consumer sentiment and spending, broaden inflationary costs, and could have a material adverse effect on our results of operations.
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
Results of Operations Data
The results of operations data in the following tables for the periods presented have been derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. We rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we choose to present only the two most recent fiscal years of audited financial statements in our Annual Report.

Comparison of years ended December 31, 2024 and 2023
The following table sets forth our statements of income and other operating data for the years ended December 31, 2024 and 2023, along with the year over year change in dollars and other amounts and percent (amounts in thousands):

	Year ended December 31,		Year over year change
	2024	2023	Amount	Percent
Consolidated Statements of Income Data:
Home closing revenue	$975,463	$764,631	$210,832	27.6%
Cost of home closings	719,921	548,304	171,617	31.3%
Home closing gross profit	255,542	216,327	39,215	18.1%
Selling, general, and administrative costs	136,382	92,442	43,940	47.5%
Equity in income from unconsolidated entities	(1,161)	(934)	(227)	24.3%
Interest expense	2,489	1,658	831	50.1%
Other expense (income), net	938	(19)	957	(5036.8)%
Income before income taxes	116,894	123,180	(6,286)	(5.1)%
Provision for income taxes	5,065	—	5,065	100.0%
Net income	111,829	$123,180	$(11,351)	(9.2)%
Net income attributable to non-controlling interests and LLC members prior to IPO	95,759
Net income attributable to Smith Douglas Homes Corp.	$16,070

Earnings per share(1):
Basic	$1.82
Diluted	$1.81
Other operating data:
Home closings	2,867	2,297	570	24.8%
ASP of homes closed	$340	$333	$7	2.1%
Net new home orders	2,649	2,368	281	11.9%
Contract value of net new home orders	$899,586	$792,224	$107,362	13.6%
ASP of net new home orders	$340	$335	$5	1.5%
Cancellation rate(2)	12.1%	10.5%	1.6%	15.2%
Backlog homes (period end)(3)	694	912	(218)	(23.9)%
Contract value of backlog homes (period end)	$235,869	$310,714	$(74,845)	(24.1)%
ASP of backlog homes (period end)	$340	$341	$(1)	(0.3)%
Active communities (period end)(4)	78	69	9	13.0%
Controlled lots (period end):
Homes under construction	973	796	177	22.2%
Owned lots	803	524	279	53.2%
Optioned lots	17,746	11,501	6,245	54.3%
Total controlled lots	19,522	12,821	6,701	52.3%
(1)Earnings per share for the year ended December 31, 2024 is calculated for the period from January 11, 2024, the date of the IPO, to December 31, 2024.
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

Home closing revenue
Home closing revenue for the year ended December 31, 2024, was $975.5 million, an increase of $210.8 million, or 27.6%, from $764.6 million for the year ended December 31, 2023. The increase in revenue was primarily attributable to a 24.8% improvement in homes closed and a 2.1% increase in ASP of homes closed across both reportable segments.
The following table sets forth our home closing revenue, number of home closings, and ASP of homes closed for the years ended December 31, 2024 and 2023, in each of our reportable segments (dollar amounts in thousands):

Year ended December 31,	2024			2023
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Southeast	$609,624	1,723	$354	$509,775	1,510	$338
Central	365,839	1,144	320	254,856	787	324
Total	$975,463	2,867	$340	$764,631	2,297	$333
Cost of home closings
Cost of home closings for the year ended December 31, 2024, was $719.9 million, an increase of $171.6 million, or 31.3%, from $548.3 million for the year ended December 31, 2023, which was primarily driven by a 24.8% increase in homes closed and a 5.2% increase in the average cost of homes closed.
Home closing gross profit
Home closing gross profit for the year ended December 31, 2024 was $255.5 million, an increase of $39.2 million, or 18.1%, from $216.3 million for the year ended December 31, 2023. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 26.2% in 2024 compared to 28.3% in 2023. The decrease in home closing gross margin was primarily driven by a 5.2% increase in the average cost of homes closed partially offset by a 2.1% increase in ASP of homes closed.
Selling, general, and administrative costs
Selling, general, and administrative costs for the year ended December 31, 2024 were $136.4 million, an increase of $43.9 million, or 47.5%, from $92.4 million for the year ended December 31, 2023. The increase was primarily due to an increase in sales commissions and advertising costs associated with our increase in homes closed and related home closing revenue, increased payroll and performance-based bonus compensation expenses on higher employee headcount, stock compensation expense, and higher professional fees related to the Devon Street Homes acquisition and our IPO.
Equity in income from unconsolidated entities
Equity in income from unconsolidated entities consists of our portion of income from our interest in our title company in which we hold a 49% interest and which operates in certain of our markets to provide title insurance to our homebuyers. For the year ended December 31, 2024, equity in income from unconsolidated entities increased by $0.2 million from the year ended December 31, 2023, due to a 19.8% increase in title insurance revenue generated by the title company.
Interest expense
Interest expense is comprised of interest incurred, but not capitalized on our Amended Credit Facility and Prior Credit Facility and other borrowings and amortization of debt issuance costs. Our interest expense increased $0.8 million to $2.5 million for the year ended December 31, 2024 from $1.7 million for the year ended December 31, 2023, which was primarily driven by an increase in unused fees incurred on our Prior Credit Facility and Amended Credit Facility, amortization of deferred financing costs on our Amended Credit Facility, and interest on the note payable related to the Devon Street Homes Acquisition.

Other expense (income), net
Other expense (income), net primarily consists of interest income, credit card rebates, insurance settlements, and other miscellaneous income and expenses. For the year ended December 31, 2024, other expense (income), net increased by $1.0 million from the year ended December 31, 2023, which was primarily due to the change in fair value of the contingent consideration liability related to the Devon Street Homes Acquisition.
Net income
The following table sets forth net income by reportable segment for the years ended December 31, 2024 and 2023 (in thousands):

Year ended December 31,	2024	2023	Year over year change
Southeast	$124,837	$117,558	$7,279
Central	41,891	31,867	10,024
Segment total	166,728	149,425	17,303
Corporate(1)	(54,899)	(26,245)	(28,654)
Total	$111,829	$123,180	$(11,351)
(1)Corporate primarily includes corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.
Net income for the year ended December 31, 2024 decreased by $11.4 million, or 9.2%. The decrease was primarily due to an increase of $43.9 million in selling, general and administrative costs due to higher commissions and advertising costs and $5.1 million of income tax expense as a result of our IPO and Reorganization Transactions, partially offset by an increase in home closing gross profit of $39.2 million.
Southeast: The $7.3 million increase in net income compared to the prior year was primarily due to a $16.5 million increase in gross profit due to a 14.1% increase in homes closed and 4.7% increase in ASP of homes closed, offset by a $9.2 million increase in selling, general, and administrative costs.
Central: The $10.0 million increase in net income compared to the prior year was primarily due a $22.7 million increase in gross profit due to a 45.4% increase in homes closed partially offset by a 1.2% decrease in ASP of homes closed, offset by a $10.6 million increase in selling, general, and administrative costs. The increase in gross profit and selling, general, and administrative costs are largely attributable to the prior year only reflecting results of operations for the Houston division for a partial year after the Devon Street Homes Acquisition was completed on July 31, 2023.
Backlog homes
The following table sets forth our backlog homes and contract value and ASP of backlog homes by reportable segment as of December 31, 2024 and 2023, along with their year-to-year change in percent (dollar amounts in thousands):

As of December 31,	2024			2023			Year over year change
	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes
Southeast	410	$146,436	$357	534	$188,406	$353	(23)%	(22)%	1%
Central	284	89,433	315	378	122,308	324	(25)%	(27)%	(3)%
Total	694	$235,869	$340	912	$310,714	$341	(24)%	(24)%	—%

Controlled lots
The following table sets forth our total controlled lots, which includes both our owned and optioned lots, by reportable segment as of the periods set forth below:

As of December 31,	2024			2023			Year over year change
	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled
Southeast	881	12,210	13,091	486	7,907	8,393	81%	54%	56%
Central	895	5,536	6,431	834	3,594	4,428	7%	54%	45%
Total	1,776	17,746	19,522	1,320	11,501	12,821	35%	54%	52%
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

The following table presents a reconciliation of adjusted home closing gross profit and adjusted home closing gross margin to the GAAP financial measure of home closing gross profit and home closing gross margin for each of the periods indicated:

Year ended December 31, (in thousands, except percentages)	2024	2023
Home closing revenue	$975,463	$764,631
Cost of home closings	719,921	548,304
Home closing gross profit(1)	$255,542	$216,327
Capitalized interest charged to cost of home closings	1,521	2,514
Purchase accounting adjustments included in cost of home closings	(1,023)	1,467
Adj. home closing gross profit	$256,040	$220,308
Home closing gross margin(2)	26.2%	28.3%
Adj. home closing gross margin(2)	26.2%	28.8%
(1)Home closing gross profit is home closing revenue less cost of home closings.
(2)Calculated as a percentage of home closing revenue.
Our adjusted home closing gross profit increased while adjusted home closing gross margin decreased from the year ended December 31, 2023 to 2024. The increase in adjusted home closing gross profit primarily results from an increase in home closings of 24.8%. The decrease in adjusted home closing gross margin was driven by an increase in the average cost of home closings of 5.2% partially offset by an increase in the ASP of homes closed of 2.1%.
Adjusted net income
Adjusted net income is not a measure of net income or net income margin as determined by GAAP. Adjusted net income is a supplemental non-GAAP financial measure used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders, and rating agencies. We define adjusted net income as net income adjusted for the tax impact using a 24.6% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).
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
The following table presents a reconciliation of adjusted net income to the GAAP financial measure of net income for each of the periods indicated:

Year ended December 31, (in thousands, except percentages)	2024	2023
Net income	$111,829	$123,180
Provision for income taxes	5,065	—
Income before income taxes	116,894	123,180
Tax-effected adjustments(1)	28,756	30,302
Adjusted net income	$88,138	$92,878
(1)For the year ended December 31, 2024 and 2023, our tax expenses assumes a 24.6% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).

EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin
EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin are not measures of net income or net income margin as determined by GAAP. EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders, and rating agencies. We define EBITDA as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, and (v) depreciation. We define EBITDA margin as EBITDA as a percentage of home closing revenue. We define adjusted EBITDA as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, (v) depreciation, (vi) share-based payment expense, (vii) adjustments resulting from the application of purchase accounting included in cost of sales, (viii) adjustments resulting from the application of purchase accounting included in other expense (income), net, and (ix) severance expenses.
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
The following table presents a reconciliation of EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin to the GAAP financial measure of net income and net income margin for each of the periods indicated:

Year ended December 31, (in thousands, except percentages)	2024	2023
Net income	$111,829	$123,180
Capitalized interest charged to cost of home closings	1,521	2,514
Interest expense	2,489	1,658
Interest income	(859)	(174)
Provision for income taxes	5,065	—
Depreciation	1,825	1,081
EBITDA	$121,870	$128,259
Share-based payment expense	4,361	—
Purchase accounting adjustments included in cost of home closings	(1,023)	1,467
Remeasurement of contingent consideration liability	1,718	—
Severance expenses	1,378	—
Adjusted EBITDA	$128,304	$129,726
Net income margin(1)	11.5%	16.1%
EBITDA margin(1)	12.5%	16.8%
Adjusted EBITDA margin(1)	13.2%	17.0%
(1)Calculated as a percentage of home closing revenue.
For the year ended December 31, 2024 compared to 2023, EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin decreased primarily as a result of a decrease in net income of 9.2% partially offset by an increase in interest expense of $0.8 million and an increase in provision for income taxes of $5.1 million. A decrease in home closing margin of 2.1% also contributed to the decreases in EBITDA margin and adjusted EBITDA margin.
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
We define Net debt-to-net book capitalization as:
•Total debt, less cash and cash equivalents, divided by
•Total debt, less cash and cash equivalents, plus equity.
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

Year ended December 31, (in thousands, except percentages)	2024	2023
Notes payable	$3,060	$75,627
Equity	401,727	208,903
Total capitalization	$404,787	$284,530
Debt-to-book capitalization	0.8%	26.6%
Notes payable	$3,060	$75,627
Less: cash and cash equivalents	22,363	19,777
Net debt	(19,303)	55,850
Equity	401,727	208,903
Total net capitalization	$382,424	$264,753
Net debt-to-net book capitalization	(5.0%)	21.1%
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
Overview
As of December 31, 2024, we had $22.4 million of cash and cash equivalents. We believe existing cash and cash equivalents, availability under our Amended Credit Facility and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. We exercise strict controls and have a prudent strategy for our cash management, including those related to cash outlays for lot acquisitions and deposits on lot-option contracts. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisitions are reviewed and analyzed by our senior management team and ultimately approved by our Chief Executive Officer and Chief Financial Officer. Additionally, our land-light business model reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, which better aligns our pace of home orders and home starts. Our principal uses of cash include deposits on lot-option contracts, acquisition of finished lots, home construction, operating expenses, and the payment of interest and routine liabilities.
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
The Amended Credit Facility contains certain financial covenants, among others, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $130.0 million, (b) 32.5% of positive pre-tax income earned in any fiscal quarter after June 30, 2023, (c) 75% of the equity proceeds of Smith Douglas Homes Corp. and its subsidiaries from the IPO and (d) 50% of new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after the IPO, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restrict certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required immediately to repay all amounts outstanding under the Amended Credit Facility. As of December 31, 2024, we were in compliance with all covenants related to the Amended Credit Facility.
As of December 31, 2024, there were no outstanding borrowings or letters of credit under the Amended Credit Facility. As of March 14, 2025, outstanding borrowings under our Amended Credit Facility totaled $44.0 million.

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
See Part I—Item 1A. Risk Factors—Risks Related to our Organizational Structure.
Cash flows from operating, investing, and financing activities – comparison for the years ended December 31, 2024 and 2023
The following table summarizes our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

Year ended December 31,	2024	2023
Net cash provided by operating activities	$19,132	$76,257
Net cash used in investing activities	(4,706)	(76,832)
Net cash used in financing activities	(11,840)	(9,249)
Net increase (decrease) in cash and cash equivalents	2,586	(9,824)
Cash and cash equivalents, beginning of period	19,777	29,601
Cash and cash equivalents, end of period	$22,363	$19,777
Operating activities
We generated $19.1 million and $76.3 million in net cash from operating activities for the years ended December 31, 2024 and 2023, respectively. Operating cash flows for 2024 benefited from cash generated by net income of $111.8 million primarily offset by a $53.7 million increase in real estate inventory and a $45.9 million increase in deposits on real estate under option or contract. Operating cash flows for 2023 benefited from cash generated by net income of $123.2 million primarily offset by a $33.7 million increase in real estate inventory and a $16.6 million increase in deposits on real estate under option or contract.
Investing activities
We used $4.7 million and $76.8 million in net cash in investing activities for the years ended December 31, 2024 and 2023, respectively. The net cash used in investing activities during 2024 was primarily due to purchases of property and equipment and investments in unconsolidated entities. The net cash used in investing activities during 2023 was primarily due to the $75.9 million used to fund the Devon Street Homes Acquisition.
Financing activities
Net cash used in financing activities was $11.8 million and $9.2 million for the years ended December 31, 2024 and 2023, respectively. The $2.6 million increase in cash used in financing activities was primarily attributable to a $126.6 million increase in net repayments under the revolving credit facility and a $25.4 million increase in net cash used in real estate not owned transactions, partially offset by net proceeds from the IPO and Reorganization Transactions of $117.5 million and a $38.8 million decrease in distributions to members of Smith Douglas Holdings LLC.
Material Cash Commitments
We expect our future cash requirements will relate to working capital, capital expenditures, benefits expenses, interest expense and debt service obligations. In addition, we may use cash and cash equivalents to enter into strategic transactions, such as potential joint ventures or other unconsolidated entities, or acquisitions. Our material cash commitments as of December 31, 2024 were our $3.2 million operating lease obligation, which primarily consists of our $1.2 million office lease obligation for our headquarters in Woodstock, Georgia where we lease approximately 26,800 square feet of office space under a lease agreement that expires on August 31, 2028 and the interest on our Amended Credit Facility on the amounts outstanding from time to time.
Off-Balance Sheet Arrangements
While using land bankers and third-party developers as part of our land-light operating strategy comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own and develop a higher percentage of their land supply. As of December 31, 2024, we had 803 owned unstarted lots in real estate inventory on our balance sheet which represented only 4.1% of our total controlled lot supply.
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
As of December 31, 2024, we had $85.4 million of non-refundable cash deposits under land and lot-option contracts pertaining to 10,132 lots with a remaining aggregate purchase price of approximately $707.8 million.
Surety Bonds and Letters of Credit
From time to time, we may enter into surety bond and letter of credit arrangements with local municipalities, government agencies and developers. These arrangements relate to certain performance or maintenance-related obligations. As of December 31, 2024, there were no outstanding letters of credit. Surety bonds do not have stated expiration dates, rather, we are released from the bonds as the contractual performance is completed. These bonds, which totaled $32.1 million and $26.1 million as of December 31, 2024 and 2023, respectively, are typically outstanding over a period of approximately one to five years depending on the pace of development. If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, our ability to operate could be restricted and could have an adverse effect on our business and results of operations.
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
Real estate inventory is stated at cost unless the community is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (ASC) Topic 360-10, Property, Plant, and Equipment. We review our real estate inventory for indicators of potential impairment on a quarterly basis at the community level considering market and economic conditions, current sales absorption rates, and recent profitability of new home orders. When an indicator of impairment is identified, we prepare and analyze cash flows at the community level on an undiscounted basis. If the undiscounted cash flows are less than the community’s carrying value, we generally estimate the fair value using the estimated future discounted cash flows of respective inventories. A community with a fair value less than its carrying value is written down to such fair value and resulting losses are reported within home closing gross profit. No impairments were recognized during the years ended December 31, 2024 and 2023.
Recent accounting pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for the Company for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. The Company adopted ASU 2023-07 in the fourth quarter of 2024 and applied the disclosure requirements retrospectively to all prior periods presented. As a result of the adoption, there was no impact on our consolidated balance sheets or consolidated statements of income. Note 18 (Segment Information) was updated to comply with the new disclosure requirements.

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

In November 2024, FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (ASU 2024-03), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.
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
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Specifically, subject to the satisfaction of certain conditions set forth in the JOBS Act, we are not required to, and do not intend to, among other things, (i) provide an auditor’s attestation report on our systems of internal control over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements, and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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
Additionally, we are subject to risk from interest rate fluctuations on any borrowings under our Amended Credit Facility, which carries a variable interest rate. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of March 14, 2025, outstanding borrowings under our Amended Credit Facility totaled $44.0 million.
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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Smith Douglas Homes Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Smith Douglas Homes Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Atlanta, Georgia
March 21, 2025

SMITH DOUGLAS HOMES CORP.
Consolidated Balance Sheets

	December 31,
	2024	2023
	(In thousands)
Assets
Cash and cash equivalents	$22,363	$19,777
Real estate inventory	277,834	213,104
Deposits on real estate under option or contract	103,026	57,096
Real estate not owned	5,830	16,815
Property and equipment, net	3,775	1,543
Goodwill	25,726	25,726
Deferred tax asset, net	10,906	—
Other assets	26,441	18,631
Total assets	$475,901	$352,692
Liabilities and Equity
Liabilities:
Accounts payable	$17,234	$17,318
Customer deposits	5,301	7,168
Notes payable	3,060	75,627
Liabilities related to real estate not owned	5,830	16,815
Accrued expenses and other liabilities	32,348	26,861
Tax receivable agreement liability	10,401	—
Total liabilities	74,174	143,789
Commitments and contingencies (Note 12)
Members’ equity:
Class A units	—	206,303
Class C units	—	2,000
Class D units	—	600
Total members’ equity	—	208,903
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued and outstanding as of December 31, 2024	—	—
Class A common stock, $0.0001 par value – 250,000,000 shares authorized; 8,846,154 shares issued and outstanding as of December 31, 2024	1	—
Class B common stock, $0.0001 par value – 100,000,000 shares authorized; 42,435,897 shares issued and outstanding as of December 31, 2024	4	—
Additional paid-in capital	58,208	—
Retained earnings	15,419	—
Total stockholders’ equity attributable to Smith Douglas Homes Corp.	73,632	—
Non-controlling interests attributable to Smith Douglas Holdings LLC	328,095	—
Total equity	401,727	208,903
Total liabilities and equity	$475,901	$352,692
See accompanying notes to consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Consolidated Statements of Income

	Year ended December 31,
	2024	2023
	(In thousands)
Home closing revenue	$975,463	$764,631
Cost of home closings	719,921	548,304
Home closing gross profit	255,542	216,327

Selling, general and administrative costs	136,382	92,442
Equity in income from unconsolidated entities	(1,161)	(934)
Interest expense	2,489	1,658
Other expense (income), net	938	(19)
Income before income taxes	116,894	123,180
Provision for income taxes	5,065	—
Net income	111,829	$123,180
Net income attributable to non-controlling interests and LLC members prior to IPO	95,759
Net income attributable to Smith Douglas Homes Corp.	$16,070

For the period from January 11, 2024 to December 31, 2024
Earnings per share:
Basic	$1.82
Diluted	$1.81
Weighted average shares of common stock outstanding:
Basic	8,846,174
Diluted	9,062,368

See accompanying notes to consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Consolidated Statements of Equity
For the Years Ended December 31, 2024 and 2023

(In thousands, except number of units)

	Smith Douglas Holdings LLC Members’ Equity (prior to Reorganization Transactions) Note 1						Smith Douglas Homes Corp. Stockholders’ Equity
	Class A Units		Class C Units		Class D Units		Class A Common Stock		Class B Common Stock					Non- Controlling Interests
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity	Amounts	Total Equity
Balance December 31, 2022	111,111	$161,911	2,000	$2,000	600	$600									$164,511
Distributions	—	(78,600)	—	(80)	—	(108)									(78,788)
Net income	—	122,992	—	80	—	108									123,180
Balance December 31, 2023	111,111	$206,303	2,000	$2,000	600	$600									$208,903
Distributions	—	(16,259)	—	—	—	—									(16,259)
Net loss prior to Reorganization Transactions and IPO	—	(1,160)	—	—	—	—									(1,160)
Reorganization Transactions	(111,111)	(188,884)	—	—	—	—	—	$—	44,871,794	$4	$—	$—	$4	$188,884	4
IPO and Related Transactions	—	—	(2,000)	(2,000)	(600)	(600)	8,846,154	1	(2,435,897)	—	52,989	—	52,990	65,333	115,723
Increase in deferred tax asset from IPO and Related Transactions	—	—	—	—	—	—	—	—	—	—	858	—	858	—	858
Tax distributions	—	—	—	—	—	—	—	—	—	—	—	(651)	(651)	(23,041)	(23,692)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	4,361	—	4,361	—	4,361
Net income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	16,070	16,070	96,919	112,989
Balance December 31, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$58,208	$15,419	$73,632	$328,095	$401,727
See accompanying notes to consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$111,829	$123,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,825	1,081
Accrued incentive compensation expense	3,020	2,262
Share-based payment expense	4,361	—
Amortization of debt issuance costs	942	679
Equity in earnings from unconsolidated entities	(1,161)	(934)
Distributions of income from unconsolidated entities	1,088	941
Non-cash lease expense	630	489
Provision for deferred income taxes	353	—
Other	24	48
Changes in assets and liabilities:
Real estate inventory	(53,745)	(33,685)
Deposits on real estate under option or contract	(45,930)	(16,641)
Other assets	(6,659)	(4,560)
Accounts payable	(84)	5,526
Customer deposits	(1,867)	(2,452)
Accrued expenses and other liabilities	4,506	323
Net cash provided by operating activities	19,132	76,257

Cash flows from investing activities:
Purchases of property and equipment	(3,887)	(1,308)
Investments in unconsolidated entities	(855)	—
Distributions of capital from unconsolidated entities	—	320
Acquisition of Devon Street	—	(75,865)
Other	36	21
Net cash used in investing activities	(4,706)	(76,832)

Cash flows from financing activities:
Issuance of Class A common stock in IPO, net of underwriting discount	172,765	—
Issuance of Class B common stock	4	—
Payment of offering costs	(5,137)	—
Redemption of Class C and D units	(2,600)	—
Purchase of LLC interests from Continuing Equity Owners	(47,573)	—
Borrowings under revolving credit facility	87,000	150,000
Repayments under revolving credit facility	(158,000)	(94,373)
Payments on notes payable	(1,574)	(7)
Payments on notes payable - related party	(938)	(365)
Proceeds from sales of real estate not owned	4,890	23,917
Payments related to repurchases of real estate not owned	(15,875)	(9,548)
Distributions	(39,951)	(78,788)

SMITH DOUGLAS HOLDINGS LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued

Payment of debt issuance costs	(1,851)	(85)
Payment of contingent consideration related to acquisition	(3,000)	—
Net cash used in financing activities	(11,840)	(9,249)

Net increase (decrease) in cash and cash equivalents	2,586	(9,824)
Cash and cash equivalents, beginning of year	19,777	29,601
Cash and cash equivalents, end of year	$22,363	$19,777

	Year Ended December 31,
	2024	2023

	(In thousands)
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest, net of amounts capitalized	$1,735	$669

Cash paid for income taxes	$4,297	$—

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,906	$230

Seller note payable and contingent consideration related to acquisition of Devon Street	$—	$8,000

Offering costs prepaid in prior year	$1,732	$—
See accompanying notes to consolidated financial statements.

Smith Douglas Homes Corp.
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

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
The Company is a builder of single-family homes in communities in certain markets in the southeastern and southern United States. The Company’s homes and communities are primarily targeted to first-time and empty-nest homebuyers. The Company currently operates in metropolitan Atlanta, Birmingham, Chattanooga, Central Georgia, Charlotte, Greenville, Huntsville, Nashville, Raleigh and Houston. The Company operates a land-light business model whereby the Company typically purchases finished lots via lot-option contracts from various third-party land developers or land bankers. Additionally, the Company offers title insurance services through an unconsolidated title company.
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

Basis of presentation
In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), since the Continuing Equity Owners continue to hold a controlling interest in Smith Douglas Holdings LLC after the IPO (i.e., there was no change in control of Smith Douglas Holdings LLC), the financial statements of the combined entity represent a continuation of the financial position and results of operations of Smith Douglas Holdings LLC. Accordingly, the historical cost basis of assets, liabilities, and equity of Smith Douglas Holdings LLC are carried over to the consolidated financial statements of the combined company as a common control transaction. The accompanying consolidated financial statements for the periods prior to the Reorganization Transactions and IPO have been presented to combine the previously separate entities.
Principles of consolidation and non-controlling interests
The accompanying consolidated financial statements include the accounts of Smith Douglas Homes Corp. and Smith Douglas Holdings LLC and its wholly-owned subsidiaries. Smith Douglas Holdings LLC is considered a variable interest entity and Smith Douglas Homes Corp. is the primary beneficiary and sole managing member of Smith Douglas Holdings LLC and has decision making authority that significantly affects the performance of the entity. Accordingly, the Company consolidates Smith Douglas Holdings LLC and reports non-controlling interests representing the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners.
All intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated entities in which the Company has less than a controlling financial interest are accounted for using the equity method.
The non-controlling interests in the consolidated statements of income for the year ended December 31, 2024 represent the portion of earnings attributable to the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners. The non-controlling interests in the consolidated balance sheet as of December 31, 2024 represent the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of December 31, 2024, the non-controlling interests were 82.7%.
Use of estimates in the preparation of consolidated financial statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2024 and 2023, the majority of cash and cash equivalents were in demand deposit accounts with major financial institutions. At various times throughout the year, the Company may have cash deposited with these financial institutions that exceeds federally insured limits, and the Company could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions. To date, the Company has experienced no loss or diminished access to cash in its demand deposit accounts.
Real estate inventory
Real estate inventory consists primarily of the capitalized costs of finished homes, homes under construction, and residential lots. The Company includes the costs of lot acquisitions, development, direct home construction, capitalized interest, closing costs and direct and certain indirect overhead costs incurred during home construction in real estate inventory.
Real estate inventory is stated at cost unless a community is determined to be impaired, at which point the inventory is written down to fair value as required by ASC Topic 360-10, Property, Plant, and Equipment. The Company reviews its real estate inventory for indicators of potential impairment on a quarterly basis at the community level considering market and economic conditions, current sales absorption rates and recent profitability of new home sales. When an indicator of impairment is identified, the Company prepares and analyzes cash flows at the community level on an undiscounted basis. If the undiscounted cash flows are less than the community's carrying value, the Company generally estimates the fair value using the estimated future discounted cash flows of the respective community. A community with a fair value less than its carrying value is written down to such fair value and resulting losses are reported within cost of home closings in the accompanying consolidated statements of income. No impairments were recognized during the years ended December 31, 2024 and 2023.
Deposits on real estate under option or contract
Deposits paid related to land and lot option purchase contracts are recorded and classified as deposits on real estate under option or contract until the related lots are purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to cost of home closings if the option agreement is terminated or lot acquisition is no longer considered probable. There were no significant write offs of deposits associated with terminated option contracts during the years ended December 31, 2024 and 2023. Since the Company's land and lot option contracts typically do not require specific performance, the Company does not consider such contracts to be contractual obligations to purchase the lots and total exposure to loss under such contracts is limited to non-refundable deposits and any capitalized pre-acquisition costs. See Note 4 for information on land and lot option contracts.
Real estate not owned
In limited circumstances, the Company may sell finished lots it owns to a land banker and simultaneously enter into an option agreement to repurchase those finished lots. In accordance with ASC 606-10-55-70, these transactions are considered a financing arrangement rather than a sale because of the Company's options to repurchase these parcels at a higher price. As of December 31, 2024 and 2023, approximately $5.8 million and $16.8 million, respectively, was recorded to real estate not owned, with a corresponding amount of approximately $5.8 million and $16.8 million, respectively, recorded to liabilities related to real estate not owned for the remaining balance of net cash received from the transactions for lots not yet repurchased (see Note 17 for information on transactions with related parties). The liabilities related to real estate not owned are excluded from the Company's debt covenant calculations.
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
The Company regularly reviews its investments in unconsolidated entities to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. There were no other-than-temporary impairments of investments in unconsolidated entities recognized during the years ended December 31, 2024 and 2023.
Property and equipment
Property and equipment are recorded at cost. Depreciation is generally recorded using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and betterments are capitalized. The cost of property and equipment sold or otherwise disposed of, and the accumulated depreciation thereon, is eliminated from the property and equipment and accumulated depreciation accounts, and gains and losses are reflected in other expense (income), net in the accompanying consolidated statements of income.

Other assets
Other assets consist of the following as of December 31, (in thousands):

	2024	2023
Development reimbursement receivables from land bankers (Note 4)	$14,852	$10,550
Debt issuance costs, net of accumulated amortization	1,631	721
Prepaid insurance and other expenses	2,811	3,481
Operating lease right-of-use assets	3,065	1,789
Other assets	4,082	2,090
Total other assets	$26,441	$18,631
Debt issuance costs represent the fees associated with the Company's revolving credit facility. These costs are recorded in the accompanying consolidated balance sheets within other assets and amortized to interest expense using the straight-line method over the term of the credit facility. As of December 31, 2024 and 2023, debt issuance costs net of accumulated amortization totaled approximately $1.6 million and $0.7 million, respectively. Amortization of debt issuance costs was approximately $0.9 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, and is included in interest expense in the accompanying consolidated statements of income.
Goodwill
Goodwill totaled $25.7 million as of December 31, 2024 and 2023 and represents the excess of the purchase price of the Devon Street acquisition above the preliminary estimate of fair value of the net assets acquired at the acquisition date. The Company assesses goodwill for impairment each year as of October 1 and between annual evaluations if events or changes in circumstances change that would more likely than not reduce the fair value of the reporting unit to which the goodwill was assigned below its carrying amount. When evaluating goodwill for impairment, the Company may perform the optional qualitative assessment by considering factors including macroeconomic conditions, industry and market conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will perform quantitative impairment testing by comparing the fair value of a reporting unit with its carrying amount.
The Company performed its annual impairment assessment for goodwill as of October 1, 2024, and concluded there was no impairment of the recorded balance. As of December 31, 2024, no events or changes in circumstances indicate the carrying value may not be recoverable.
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
When the Company executes sales contracts with its homebuyers, or when it requires advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. The Company either retains or refunds to the customer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. As of December 31, 2024 and 2023, customer deposits totaled $5.3 million and $7.2 million, respectively. Substantially all customer deposits are recognized in revenue within one year of being received from homebuyers.
Cost of home closings
Cost of home closings includes the costs of lot acquisition, development, direct home construction, capitalized interest, closing costs, direct and certain indirect overhead costs and estimated warranty for the homes. Estimates of costs incurred or to be incurred but not paid are accrued and expensed at the time of closing.
Share-based payments
Share-based compensation is accounted for as an expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP which requires compensation cost for the grant-date fair value of equity-based awards to be recognized over the requisite service period. The Company recognizes compensation expense for restricted stock units with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. The Company accounts for forfeitures when they occur, and any compensation expense previously recognized on unvested equity-based awards will be reversed when forfeited. The fair value of restricted stock units (RSUs) is based on the fair value of the Class A common stock at the time of grant.
Income taxes
Smith Douglas Homes Corp. is subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Smith Douglas Holdings LLC assessed at the prevailing corporate tax rates. Smith Douglas Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes since the taxable income or loss is passed through to its members. Smith Douglas Holdings LLC incurs liabilities for certain state taxes payable directly by it, which are not significant and for which the expense is included in the provision for income taxes in the accompanying consolidated statement of income for the year ended December 31, 2024 and in selling, general and administrative costs in the accompanying consolidated statement of income for the year ended December 31, 2023.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of December 31, 2024 and 2023, there were no known items which would result in a significant accrual for uncertain tax positions. The Company's 2023 and 2024 tax years remain subject to examination.
Tax receivable agreement
In connection with the IPO and related transactions, the Company entered into a Tax Receivable Agreement (TRA) with Smith Douglas Holdings LLC and the Continuing Equity Owners that will provide for the payment by Smith Douglas

Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes Corp. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments described in Note 15 as such savings are realized.
The Company will make payments under the TRA which are expected to be significant. The Company will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing Equity Owners by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of the purchase or redemption. Further, the Company will evaluate the likelihood that it will realize the benefit represented by the deferred tax asset and, to the extent that management estimates that it is more likely than not that the Company will not realize the benefit, the Company will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to equity, and the effects of changes in any estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Judgement is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements. A change in the Company’s assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact results.
Advertising costs
The Company expenses advertising costs as they are incurred. Advertising expense, which is included in selling, general and administrative costs in the accompanying consolidated statements of income, was approximately $6.8 million and $4.8 million for the years ended December 31, 2024 and 2023, respectively.
Recent accounting pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for the Company for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. The Company adopted ASU 2023-07 in the fourth quarter of 2024 and applied the disclosure requirements retrospectively to all prior periods presented. As a result of the adoption, there was no impact on our consolidated balance sheets or consolidated statements of income. Note 18 (Segment Information) was updated to comply with the new disclosure requirements.
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
In November 2024, FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (ASU 2024-03), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements and disclosures.
Note 2 - Real estate inventory and capitalized interest:
A summary of real estate inventory is as follows as of December 31, (in thousands):

	2024	2023
Lots held for construction	$73,352	$32,184
Homes under construction, completed homes and model homes	204,482	180,920
Total real estate inventory	$277,834	$213,104
The Company capitalizes into real estate inventory interest costs incurred on homes under construction during the construction period until substantial completion. The Company does not capitalize interest on homes where construction has been suspended.

A summary of capitalized interest is as follows as of December 31, (in thousands):

	2024	2023
Capitalized interest, beginning of period	$1,338	$1,117
Interest incurred	2,925	4,393
Interest expensed	(2,489)	(1,658)
Interest charged to cost of home closings	(1,521)	(2,514)
Capitalized interest, end of period	$253	$1,338
Note 3 - Property and equipment:
Property and equipment consists of the following as of December 31, (in thousands):

	2024	2023
Automobiles	$32	$49
Airplanes	2,866	1,141
Furniture and fixtures	5,474	3,755
Computer equipment	64	40
	8,436	4,985
Less: Accumulated depreciation and amortization	(4,661)	(3,442)
Net property and equipment	$3,775	$1,543
Depreciation expense was $1.8 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.
Note 4 - Variable interest entities:
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
Based on the provisions of the relevant accounting guidance, the Company has concluded that when it enters into an option or purchase agreement to acquire lots from an entity, a variable interest entity (VIE) may be created. The Company evaluates all option and purchase agreements and amendments for land to determine if the related entity is a VIE. As required by ASC Topic 810, Consolidation, the Company assesses whether it is the primary beneficiary for each VIE. In order to determine if the Company is the primary beneficiary, the Company must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE. If the Company does not control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company has the ability to control such activities, the Company will continue its analysis by determining if the Company is also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will benefit from a potentially significant amount of the VIE’s expected gains. As of December 31, 2024 and 2023, the Company was not identified as the primary beneficiary of any VIEs associated with option and purchase agreements. Therefore, no such VIEs required consolidation under ASC Topic 810.
In all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss in option agreements is limited to the Company’s option deposits and any capitalized pre‑acquisition costs.
In certain instances where the Company has entered into option agreements to purchase finished lots from a land banker, the Company may also enter into an agreement to complete the development of the lots on behalf of the land banker at a fixed cost. The Company may be at risk for items over budget related to the development of the property under option. Any unpaid amounts under these development agreements are recorded as development reimbursement receivables from land bankers and are included within other assets in the accompanying consolidated balance sheets.
The following provides a summary of the Company's interests in land option agreements (in thousands):

	December 31, 2024
	Deposits or Investments	Remaining Purchase Price
Option contracts	$100,826	$1,094,040
Option contracts with unconsolidated entities	2,800	13,674
Total option contracts	$103,626	$1,107,714

	December 31, 2023
	Deposits or Investments	Remaining Purchase Price
Option contracts	$57,096	$652,074
Option contracts with unconsolidated entities	—	—
Total option contracts	$57,096	$652,074
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
Note 5 - Investments in unconsolidated entities:
The Company has non-controlling equity interests in various entities. The Company uses the equity method of accounting for these investments. As of December 31, 2024, the Company had equity method investments in one entity engaged in the development and sale of lots, one entity engaged in providing mortgage broker services to our homebuyers, and one entity engaged in providing title insurance services to our homebuyers. During the year ended December 31, 2024, the Company contributed approximately $0.9 million to the entities. There were no such contributions during the year ended December 31, 2023. The Company's proportionate share of the entities' income during the years ended December 31, 2024 and 2023 was approximately $1.2 million and $0.9 million, respectively. The entities also distributed approximately $1.1 million and $1.3 million to the Company during the years ended December 31, 2024 and 2023, respectively, resulting in a total equity investment of approximately $1.0 million and $0.1 million as of December 31, 2024 and 2023, respectively.
Note 6 - Notes payable:
As of December 31, 2024, the Company has a $250.0 million unsecured revolving credit facility that was entered into concurrently with the IPO (the Amended Credit Facility), which replaced the previous $175.0 million unsecured revolving credit facility. The Amended Credit Facility matures in January 2027, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments, and provides that up to $20.0 million may be used for letters of credit.

The borrowings and letters of credit outstanding under the Amended Credit Facility may not exceed the borrowing base as defined in the Amended Credit Facility. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company.
Borrowings under the Amended Credit Facility bear interest, at the borrower’s option, at either a base rate or Secured Overnight Financing Rate (which may be a daily simple rate or based on 1-, 3- or 6-month interest periods, in each case at the borrower’s option), plus an applicable margin. The applicable margin ranges from 2.35% to 3.00% based on the Company’s leverage ratio as determined in accordance with a pricing grid defined in the Amended Credit Facility. Interest is payable in arrears on the last business day of each month or at the end of each 1-, 3- or 6-month interest period, as applicable. Borrowings under the previous credit facility bore interest at the Prime Rate, as defined, plus an applicable margin ranging from minus 25 basis points to 20 basis points based on the Company’s leverage ratio as determined in accordance with a pricing grid. As of December 31, 2023, the interest rate on outstanding borrowings under the Prior Credit Facility was 8.25%.
The Amended Credit Facility contains certain financial covenants, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $130.0 million, (b) 32.5% of pre‑tax income earned in any fiscal quarter after June 30, 2023, (c) 75% of the equity proceeds of Smith Douglas Homes Corp. from the IPO and (d) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after the IPO, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restricts certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility. As of December 31, 2024, the Company was in compliance with all covenants related to the Amended Credit Facility.
As of December 31, 2024, there were no outstanding borrowings under the Amended Credit Facility. As of December 31, 2023, outstanding borrowings under the previous credit facility totaled $71.0 million. As of December 31, 2024 and 2023, there were no outstanding letters of credit. Availability as determined in accordance with the Borrowing Base, as defined, totaled approximately $219.8 million as of December 31, 2024.
On July 31, 2023, the Company entered into a three-year seller note payable of $5.0 million as part of the consideration for the acquisition of Devon Street which bears interest at 8% per annum. The seller note is payable in quarterly installments of principal and accrued interest beginning September 30, 2023 through maturity on September 30, 2026. The seller was employed as the division president of the Houston division from July 31, 2023 through December 31, 2024. As of December 31, 2024 and 2023, the balance on the seller note payable was $3.1 million and $4.6 million, respectively, which is included in notes payable in the accompanying consolidated balance sheets.
Future maturities of notes payable to third parties are as follows as of December 31, 2024 (in thousands):

Year ending December 31,
2025	$1,696
2026	1,364
$3,060
Note 7 - Fair value measurements:
ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and disclosing fair value measurements. ASC Topic 820 establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.
•Level 1 - Valuation is based on quoted prices in active markets for identical assets and liabilities;

•Level 2 - Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market;
•Level 3 - Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Company's own estimates about the assumptions that market participants would use to value the asset or liability.
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

		Fair Value (In Thousands)
		December 31,
Asset or Liability	Fair Value Hierarchy	2024	2023
Measured at fair value on a recurring basis:
Contingent consideration	Level 3	$—	$3,282

Disclosed at fair value:
Borrowings under Credit Facility	Level 2	$—	$71,000
Seller note payable	Level 2	$3,060	$4,627
The carrying value of the borrowings under the Credit Facility approximates fair value due to variable rate terms that approximate market rates.
The carrying value of the seller note payable approximates fair value because the interest rate on the note approximates market rates as of December 31, 2024 and 2023.
The fair value of the contingent consideration related to the Devon Street acquisition as of the acquisition date was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon gross margin target based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the gross margin discount rate, gross margin volatility, drift rate, and cost of debt, which are primarily Level 3 assumptions. The contingent consideration liability was remeasured at fair value on a quarterly basis. As of December 31, 2023, the Company remeasured the fair value of contingent consideration related to the Devon Street acquisition and adjusted the liability to $3.3 million based on actual results achieved, revised gross margin forecasts, and accretion of the liability. The Company recorded contingent consideration adjustments resulting in $1.7 million of expense for the year ended December 31, 2024, which is included in other expense (income), net in the accompanying consolidated statement of income. The Company accelerated the contingent consideration agreement and paid the maximum gross margin earnout of $5.0 million during the year ended December 31, 2024.

Note 8 - Accrued expenses and other liabilities:
Accrued expenses and other liabilities consist of the following as of December 31, (in thousands):

	2024	2023
Payroll and related liabilities	$17,882	$8,707
Accrued incentive compensation	2,184	1,842
Warranty reserves	3,622	2,839
Lease liabilities	3,183	1,837
Due to related parties and notes payable – related party	1	938
Accruals related to real estate development and other liabilities	5,476	7,416
Contingent consideration	—	3,282
Total accrued expenses and other liabilities	$32,348	$26,861
Note 9 - Warranty reserves:
A summary of the activity in the Company's warranty liability account is as follows (in thousands):

	Year ended December 31,
	2024	2023
Balance, beginning of period	$2,839	$2,071
Additions to reserves from new home closings	1,950	1,445
Estimated fair value of warranty liability assumed in Devon Street acquisition	—	203
Warranty claims	(420)	(620)
Adjustments to pre-existing reserves	(747)	(260)
Balance, end of period	$3,622	$2,839
Note 10 - Accrued incentive compensation:
The Company has incentive compensation agreements in place with certain employees, whereby a portion of the employee's annual bonus is paid over a three-year period. The long-term incentive compensation vests annually over the three-year period and is forfeited if the employee leaves without good reason or is terminated for cause. All long-term incentive compensation vests immediately upon a change in control. The Company recognized $3.0 million and $2.3 million of deferred compensation expense related to these incentive compensation agreements during the years ended December 31, 2024 and 2023, respectively, which is included within selling, general and administrative costs in the accompanying consolidated statements of income. As of December 31, 2024 and 2023, the Company had accumulated a total liability of approximately $2.2 million and $1.8 million, respectively, related to the incentive compensation agreements, which is included within accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Note 11 - Leases:
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

The Company's lease population as of December 31, 2024 and 2023 is comprised of operating leases where the Company is the lessee, and these leases are primarily for office space for corporate and division offices, as well as certain equipment leases.
Lease cost included in the accompanying consolidated statements of income as a component of selling, general and administrative costs is presented in the table below (in thousands).

	Year Ended December 31,
	2024	2023
Operating leases costs	$782	$607
Variable lease costs - operating	$217	$176
ROU assets are included within other assets and lease liabilities are included within accrued expenses and other liabilities in the accompanying consolidated balance sheets.
The following table presents additional information about the Company's leases (dollars in thousands):

	As of December 31,
	2024	2023
ROU assets	$3,065	$1,789
Lease liabilities	$3,183	$1,837
Weighted average remaining lease term (in months)	51	49
Weighted average discount rate	6.49%	6.40%
As of December 31, 2024, the future minimum payments required under operating leases are as follows (in thousands):

Year ending December 31,
2025	$928
2026	851
2027	778
2028	615
2029	354
Thereafter	114
Total lease payments	3,640
Less: imputed interest	(457)
Total lease liabilities	$3,183
Note 12 - Commitments and contingencies:
The Company is subject to certain contingent liabilities resulting from litigation, claims, and other commitments which arise in the ordinary course of business. Management and legal counsel believe that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or cash flows of the Company. In the normal course of business, the Company posts letters of credit and performance and other surety bonds related to certain development obligations with local municipalities, government agencies and developers. As of December 31, 2024 and 2023, performance and surety bonds totaled $32.1 million and $26.1 million, respectively. As of December 31, 2024 and 2023, there were no outstanding letters of credit.

Note 13 - Equity:
The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of December 31, 2024:

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
The following table summarizes Class A common stock reserved for issuances as of December 31, 2024:

Conversion of LLC Interests held by Continuing Equity Owners	42,435,897
RSUs	2,051,282
Total	44,487,179
The Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through December 31, 2024, no series of preferred stock have been issued.
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
As of December 31, 2024, Smith Douglas Homes Corp. holds a 17.3% economic interest in Smith Douglas Holdings LLC through its ownership of 8,846,154 LLC Interests but consolidates Smith Douglas Holdings LLC as sole managing member. The remaining 42,435,897 LLC Interests representing an 82.7% interest are held by the Continuing Equity Owners and presented in the consolidated financial statements as non-controlling interests.
The LLC Interests held by the Continuing Equity Owners include a redemption right which may be settled by the Company, at the Company’s election, through the (1) issuance of a new share of Class A Common Stock for each LLC Interest redeemed or (2) settled by cash proceeds received from a qualifying offering of Class A Common Stock. The LLC Interests are not classified as temporary equity as the cash settlement is limited to the proceeds from a new offering of Class A Common Stock which is equity-classified.
Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, Smith Douglas Holdings LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the Smith Douglas LLC Agreement, Smith Douglas Holdings LLC is required to distribute cash, to the extent that Smith Douglas Holdings LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Smith Douglas Holdings LLC taxable earnings. Smith Douglas Holdings LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Smith Douglas Holdings LLC made tax distributions to the Continuing Equity Owners totaling approximately $38.2 million for the year ended December 31, 2024.
Redemption of Class C & Class D Units
On January 16, 2024, after the IPO, Smith Douglas Holdings LLC redeemed all of its Class C and Class D Units at an aggregate redemption price of $2.6 million.
Note 14 - Share-based payments:
In connection with the IPO, the stockholders approved the 2024 Incentive Award Plan (the 2024 Plan), which became effective on January 10, 2024. The 2024 Plan generally is administered by the board of directors with respect to awards to non-employee directors and by the compensation committee with respect to other participants and authorizes the Company to grant incentive stock-based awards.
Under the 2024 Plan, 2,051,282 shares of Class A common stock were initially reserved for issuance, which shares may be granted pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, RSUs, and other equity-based awards. The number of shares initially reserved for issuance pursuant to awards under the 2024 Plan includes an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on January 1, 2034, equal to (a) a number of shares of Class A common stock equal to 1% of the aggregate number of shares of Class A and Class B common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares of Class A common stock as determined by the board of directors. No more than 10,000,000 shares of Class A common stock may be issued upon the exercise of incentive stock options. As of December 31, 2024, 1,580,201 shares of Class A common stock are available for future grant under the 2024 Plan.
In January 2024, the Company granted an aggregate of 440,727 RSUs to certain of the Company’s executives, directors, and employees under the 2024 Plan with an aggregate grant date fair value of $9.3 million. The awards vested in full upon the one-year anniversary of the closing date of the IPO, subject to the employee’s continued employment or the director’s continued service, with the exception of one executive’s award that vests in six equal installments on each of the first six anniversaries of the closing date of the IPO, subject to the employee’s continued employment through the applicable vesting date. Additionally, vesting is subject to certain change in control and qualifying termination provisions as provided in the award agreements.
During the year ended December 31, 2024, with the exception of the January 2024 RSU awards described above, the Company granted an aggregate of 36,054 RSUs to certain of the Company's executives and directors under the 2024 Plan with an aggregate grant date fair value of $0.9 million. The awards vest in equal installments over terms ranging from one to three years, subject to certain change in control and qualifying termination provisions as provided in the award agreements.
During the year ended December 31, 2024, the Company recognized forfeitures of 5,700 RSUs with a weighted average grant date fair value of $21.00 per share. As of December 31, 2024, 463,938 RSUs are outstanding and remain unvested with a weighted-average grant date fair value of $21.34. As of December 31, 2024, 7,143 vested RSUs have not yet been settled through issuance of shares of Class A common stock with a weighted-average grant date fair value of $21.00 per share. Total compensation expense for RSUs was approximately $4.4 million for the year ended December 31, 2024 and is included in selling, general and administrative costs in the accompanying consolidated statement of income.
The unamortized compensation cost related to RSUs of approximately $5.7 million as of December 31, 2024 is expected to be recognized over a weighted-average period of approximately 1.64 years.
Note 15 - Income taxes and tax receivable agreement:
Overview of Income Taxes
Smith Douglas Homes Corp. is taxed as a subchapter C corporation and is subject to federal and state income taxes. Smith Douglas Homes Corp.’s sole material asset is its ownership interest in Smith Douglas Holdings LLC, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Smith Douglas Holdings LLC’s net taxable income and related tax credits, if any, are passed through to its members and included in the members’ tax returns. The income tax burden on the earnings taxed to the non-controlling interest holders is not reported by the Company in its consolidated financial statements under U.S. GAAP.
Provision for Income Taxes
The Company’s income tax provision was $5.1 million for the period from January 11, 2024 to December 31, 2024. As the IPO occurred during the year ended December 31, 2024, and the Company had no business transactions or activities prior to the IPO, no amounts related to the provision for income taxes were incurred for the period from January 1, 2024 to January 10, 2024.
Components of the income tax provision are as follows (in thousands):

December 31, 2024
Current taxes:
Federal	$3,779
State	933
Total current taxes	4,712

Deferred taxes:
Federal	342
State	11
Total deferred taxes	353
Total provision for income taxes	$5,065

Income taxes for the year ended December 31, 2024, differ from the expected amounts computed using the federal statutory income tax rate of 21% as a result of the following (in thousands):

December 31, 2024
Expected taxes at U.S. federal statutory tax rate	$24,548
Income attributable to non-controlling interest	(20,271)
State and local taxes, net of U.S. federal tax benefit	910
Other permanent differences	(122)
Income tax expense	$5,065
The estimated annual effective tax rate for the year ending December 31, 2024 is 4.3%. The difference between the estimated annual effective income tax rate and the U.S. federal statutory rate is primarily due to: (1) income attributable to non-controlling interests which is not taxable to Smith Douglas Homes Corp., (2) Smith Douglas Holdings LLC’s election to be taxed at the entity level, and (3) state income taxes.
Deferred tax assets are comprised of timing differences (in thousands) as follows:

December 31, 2024
Deferred tax asset
Smith Douglas Homes Corp.'s investment in Smith Douglas Holdings LLC	$26,098
Less: valuation allowance	(15,192)
Net deferred tax asset	$10,906
Deferred Tax Asset
In January 2024, the Company recorded a deferred tax asset of $10.5 million resulting from the step-up in basis allowed under Section 743(b) and 197 of the Internal Revenue Code related to the purchase of 2,435,897 LLC Interests from the Continuing Equity Owners discussed in Note 1, Description of business and summary of significant accounting policies, which is expected to be amortized over the useful lives of the underlying assets. The Company also recorded a deferred tax asset of $15.4 million resulting from the outside basis difference related to its investment in Smith Douglas Holdings LLC by applying the look-through method to record the Company's proportionate share of inside basis differences within Smith Douglas Holdings LLC. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, management recorded a valuation allowance of $14.6 million for certain deferred tax assets the Company has determined are not more likely than not to be realized. The initial deferred tax asset of $15.4 million for the investment in Smith Douglas Holdings LLC and the related valuation allowance of $14.6 million were recorded against additional paid-in capital and included within increase in deferred tax asset from IPO and related transactions in the consolidated statements of equity.
During the year ended December 31, 2024, the deferred tax asset resulting from the step-up in basis allowed under section 743(b) and 197 of the Internal Revenue Code was adjusted to $9.8 million due to deferred tax expense associated with the step-up in basis. During the year ended December 31, 2024, the deferred tax asset resulting from the outside basis difference related to Smith Douglas Homes Corp.'s investment in Smith Douglas Holdings LLC and the related valuation allowance were adjusted to $16.3 million and $15.2 million, respectively, due to changes in the outside basis differences as a result of activity during the year.
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

Tax Receivable Agreement
In connection with the IPO and related transactions, the Company entered into a TRA with Smith Douglas Holdings LLC and the Continuing Equity Owners that will provide for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes Corp. realizes (or in some circumstances is deemed to realize) related to the Basis Adjustments as such savings are realized.
The purchase of 2,435,897 LLC Interests from the Continuing Equity Owners triggered a tax basis increase subject to the provisions of the TRA. In January 2024, the Company recognized (i) a deferred tax asset in the amount of $10.5 million, (ii) a corresponding estimated liability of $10.4 million to the Continuing Equity Owners representing 85% of the projected tax benefits, and (iii) $0.1 million of additional paid-in capital.
If the Continuing Equity Owners were to exchange any of their LLC Interests subsequent to December 31, 2024, such exchanges could generate additional deferred tax assets and TRA liability. As of December 31, 2024, the estimated impact of the exchange of all of the Continuing Equity Owners’ LLC Interests was an additional deferred tax asset of approximately $328.2 million and a TRA liability of approximately $279.0 million.
Note 16 - Employee benefit plan:
The Company has a defined contribution 401(k) plan, which is offered to all employees who have attained the age of 21 and meet the minimum service requirements as defined in the plan document. Employer contributions under the plan are at management's discretion. During the years ended December 31, 2024 and 2023, employer contributions to the plan totaled approximately $1.4 million and $1.3 million, respectively, and are included within selling, general and administrative costs in the accompanying consolidated statements of income. Participants are immediately vested in all contributions and earnings thereon.
Note 17 - Transactions with related parties:
The Company rents office space under a lease with JBB Cherokee Holdings LLC, an entity affiliated by common ownership. Related party lease cost included in the accompanying consolidated statements of income as a component of selling, general and administrative costs is presented in the table below (in thousands).

	Year Ended December 31,
	2024	2023
Operating lease costs (related party)	$347	$347
Variable lease costs - operating (related party)	$94	$76
As of December 31, 2024, the future minimum payments required under operating leases with related parties are as follows (in thousands):

Year ending December 31,
2025	$347
2026	357
2027	368
2028	250
Total lease payments	1,322
Less: imputed interest	(142)
Total lease liability (related party)	$1,180
Payments under the office lease agreement, along with costs associated with the office space, totaled approximately $0.4 million during each of the years ended December 31, 2024 and 2023, which is included in selling, general and administrative costs in the accompanying consolidated statements of income.
During each of the years ended December 31, 2024 and 2023, the Company incurred fees of $0.4 million in the aggregate from certain entities affiliated by common ownership for use of facilities related to business development and vendor relations, which is included in selling, general and administrative costs in the accompanying consolidated statements of income. The Company paid fees of $0.4 million for use of these facilities during each of the years ended December 31, 2024 and 2023.
While the Company typically enters into lot option agreements whereby a deposit is provided to the seller, the Company has in the past, in lieu of providing a deposit, invested a minority interest in certain of the land banking entities with which it contracts. During the year ended December 31, 2023, the Company purchased 40 lots totaling approximately $3.4 million under lot option agreements with unconsolidated land bank entities in which the Company has a non-controlling ownership interest. There was no such activity during the year ended December 31, 2024. The Company has identified these entities as VIEs; however, the Company has not been identified as the primary beneficiary of the VIEs and the entities are not consolidated in the accompanying consolidated financial statements (see Note 10 for information related to VIEs).
The Company has entered into lot option transactions with a former member of the Company's Board of Managers. During the year ended December 31, 2023, the Company sold 62 finished lots at cost for approximately $3.7 million to the then member of the Company's Board of Managers. During the year ended December 31, 2023, the Company purchased 160 lots totaling $10.2 million related to these lot option agreements. The member was no longer on Smith Douglas Holdings LLC’s Board of Managers as of July 2023.
During the year ended December 31, 2024, the Company purchased 11 finished lots for approximately $0.8 million from an entity affiliated with the Company through common ownership.
The Company charters aircraft services from companies that are controlled by a related entity of the Company's managing member. Expenses incurred and paid to these companies under a dry lease agreement for the use of the aircraft for business travel totaled approximately $0.1 million and $0.3 million for the years ended December 31, 2024 and 2023, which are included in selling, general and administrative costs in the accompanying consolidated statements of income.
Historically, since August 2016, one of the members of the Company's Board of Managers was party to a consulting agreement with the Company pursuant to which he provided services to the Company in exchange for (i) an annual fee equal to approximately $0.6 million plus (ii) eligibility to earn an annual bonus, subject to the terms and conditions therein. During the year ended December 31, 2023, the member of the Company's Board of Managers earned fees under the consulting agreement of approximately $1.2 million which are included in selling, general and administrative costs in the accompanying consolidated statements of income. As of December 31, 2023, the Company has a balance due to the member of the Company's Board of Managers under the consulting agreement of approximately $0.7 million which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The member was no longer on Smith Douglas Holdings LLC’s Board of Managers as of September 2023.
The Company had two uncollateralized notes payable bearing interest at 2.12% and 2.56%, respectively, and other payables to certain related parties for the purchase of airplanes totaling $0.9 million as of December 31, 2023, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The notes payable were repaid during the year ended December 31, 2024.
The Company has related party receivables totaling approximately $0.1 million as of both December 31, 2024 and 2023 for various expenses paid by the Company on behalf of the related party, which are included in other assets in the accompanying consolidated balance sheets.
As of December 31, 2023, the Company had a balance due to related parties of $11,000 for various expenses paid by the related parties on behalf of the Company, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. There was no such balance outstanding as of December 31, 2024.
Note 18 - Segment information:
The Company operates one principal homebuilding business that is organized, managed and reported by geographic division. Management of the eight geographic divisions report to the Company's chief operating decision maker (CODM), which consists of the Chief Executive Officer and Chief Financial Officer of the Company. The CODM is regularly provided operating results of individual operating segments, which comprise the Company's reportable segments. These operating results include key operating metrics which inform the CODM's decisions regarding the allocation of resources and the assessment of the Company's overall operational performance. These operating results are reviewed against actual and budgeted figures, with income before income taxes ("segment profit") being the key operating metric used to measure segment profit or loss. The Company's operating segments are aggregated into two reportable segments: Southeast and Central. The Southeast segment consists of the Atlanta, Central Georgia, Charlotte, Greenville, and Raleigh divisions. The Central segment consists of the Alabama, Houston, and Nashville divisions. Each reportable segment follows the accounting policies described in Note 1. As the Central Georgia and Greenville divisions were newly formed in 2024, segment information disclosed for 2023 does not include these divisions.
The following tables summarize financial information by segment (in thousands):

Year ended December 31, 2024	Southeast	Central	Total
Home closing revenue	$609,624	$365,839	$975,463
Cost of home closings	432,831	287,090	719,921
Home closing gross profit	176,793	78,749	255,542

Less:(1)
Selling, general, and administrative expenses(2)	51,790	34,466	86,256
Other segment items(3)	166	2,392	2,558
Segment profit	124,837	41,891	166,728

Corporate selling, general, and administrative costs(4)			50,126
Other corporate items(5)			(292)

Income before income taxes			$116,894

Year ended December 31, 2023	Southeast	Central	Total
Home closing revenue	$509,775	$254,856	$764,631
Cost of home closings	349,485	198,819	548,304
Home closing gross profit	160,290	56,037	216,327

Less:(1)
Selling, general, and administrative expenses(2)	42,565	23,844	66,409
Other segment items(3)	167	326	493
Segment profit	117,558	31,867	149,425

Corporate selling, general, and administrative costs(4)			26,033
Other corporate items(5)			212

Income before income taxes			$123,180
(1)The significant segment expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Selling, general, and administrative expenses consists of internal and external commissions, marketing expense, sales expense, indirect and warranty overhead, marketing department overhead, sales department overhead, general and administrative overhead, and depreciation and amortization expense.
(3)Other segment items includes interest expense, interest income, gain (loss) on sale of assets, and miscellaneous income. For the Central reportable segment, other segment items includes the change in fair value of contingent consideration related to the Devon Street Homes acquisition.
(4)Corporate primarily includes corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, depreciation and amortization expense, and certain other amounts that are not allocated to the reportable segments.
(5)Other corporate items includes equity in income from unconsolidated entities, interest expense, interest income, gain (loss) on sale of assets, and miscellaneous income that are not allocated to the reportable segments.

	As of December 31,
	2024	2023
Assets:
Southeast	$230,226	$147,846
Central (1)	205,257	180,076
Segment total	435,483	327,922
Corporate (2)	40,418	24,770
Total	$475,901	$352,692
(1)Balance includes goodwill of approximately $25.7 million resulting from the acquisition of Devon Street Homes, L.P.
(2)Corporate primarily includes cash and cash equivalents, property and equipment, and other assets that are not allocated to the segments.
Note 19 - Earnings per share:
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
Basic and diluted earnings per share of common stock have been computed as follows (in thousands, except share and per share amounts):

For the period from January 11, 2024 to December 31, 2024
Numerator:
Net income attributable to Smith Douglas Homes Corp., Basic	$16,070
Dilutive impact of unvested RSUs	325
Net income attributable to Smith Douglas Homes Corp., after adjustment for assumed redemption, Diluted	$16,395

Denominator:
Weighted average shares of common stock outstanding, Basic	8,846,174
Dilutive effects of:
Unvested RSUs	216,194
Weighted average shares of common stock outstanding, Diluted	9,062,368

Basic earnings per share	$1.82
Diluted earnings per share	$1.81
The dilutive impact of unvested RSUs in the fully dilutive computation has been adjusted for income taxes which would have been expensed had the income been recognized by Smith Douglas Homes Corp., a taxable entity. The dilutive impact of unvested RSUs was included using the treasury stock method.
The dilutive impact of 42,435,897 LLC Interests that are exchangeable for Class A common stock is not included in the calculation of diluted earnings per share as the effect would be anti-dilutive.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting as described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we concluded that the system of internal control over financial reporting, due to the material weakness described below, was not effective as of December 31, 2024.
Material Weakness

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access, change management, and segregation of duties related to certain key information technology (“IT”) systems that support the Company's financial reporting processes, resulting in ineffective design and implementation of IT-dependent controls. We believe that the material weakness is due to gaps in the sufficiency of IT resources, IT policies and procedures, and risk-assessment processes to identify and assess access and changes in certain IT environments that could impact internal controls over financial reporting.

Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation

In response to this material weakness in internal control over financial reporting related to ineffective ITGCs for key IT systems, the Company has taken and is continuing to take actions to remediate control failures related to user access, change management, and segregation of duties. Our remediation plan includes:

•implementing a process for regular review of privileged access to key IT systems;
•strengthening our IT policies and procedures;

•reassessing roles and responsibilities related to our key IT systems to ensure appropriate segregation of duties;
•expanding the available resources at the Company with experience designing and implementing control activities, including ITGCs and automated controls, through hiring and use of third-party consultants and specialists; and
•developing and implementing additional training addressing ITGCs.

Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weakness described above is remediated. However, the material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

As we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures designed to ensure that our consolidated financial statements are fairly stated in all material respects.

Auditor's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in internal control over financial reporting
Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
(a)Disclosure in lieu of reporting on a Current Report on Form 8-K.
Item 5.08 Shareholder Director Nominations; Item 8.01 Other Events.
On March 20 2025, the Board established June 5, 2025 as the date of the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”). The Company will publish additional details regarding the exact time, location and matters to be voted on at the 2025 Annual Meeting in the Company’s proxy statement for the 2025 Annual Meeting.
Because the Company did not hold an annual meeting in 2024, in order for stockholder proposals to be considered for inclusion in the Company’s proxy materials pursuant to Rule 14a-8 under the Exchange Act, the Company must receive proper notice at the Company’s principal executive offices at Smith Douglas Homes Corp., 110 Village Trail, Suite 215, Woodstock, Georgia 30188, Attention: Vice President, General Counsel, and Secretary, on or before March 31, 2025, which the Company has determined to be a reasonable time before it expects to begin to print and distribute its proxy materials prior to the 2025 Annual Meeting. Any such proposal must also meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the Company’s proxy materials for the 2025 Annual Meeting.
(b)Insider Trading Arrangements and Policies.
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

The information required by this item will be included under the captions “Proposal 1: Election of Directors—Director Nominees,” “Executive Officers,” “Corporate Governance,” and “Committees of the Board” in our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K, if applicable, will be included under the caption “Delinquent Section 16(a) Beneficial Ownership Reporting Compliance” in the 2025 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Director Compensation” in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14.      Principal Accountant Fees and Services.
The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The following financial statements are contained in Item 8:

(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1†^	Asset Purchase Agreement, dated July 31, 2023, by and among SDH Houston LLC, Devon Street Homes, L.P., Devon Street Homes G.P., L.L.C., and John Stephen Ray, The BRR 2022 Trust U/T/A dated April 20, 2022, The CAR 2022 Trust U/T/A dated April 20, 2022 and The TTR 2022 Trust U/T/A dated April 20, 2022	S-1	333-274379	2.1	9/6/2023
3.1	Amended and Restated Certificate of Incorporation	S-8	333-276503	4.1	1/12/2024
3.2	Amended and Restated Bylaws	S-8	333-276503	4.2	1/12/2024
4.1	Specimen Class A Common Stock Certificate	S-1	333-235874	4.1	9/6/2023
4.2	Description of Registrant’s Securities	10-K	001-41917	4.2	4/1/2024
10.1†^	Amended and Restated Credit Agreement, dated January 16, 2024, by and among Smith Douglas Building Services LLC, SDH Atlanta LLC, SDH Alabama LLC, SDH Nashville LLC, SDH Raleigh LLC, SDH Charlotte LLC; and SDH Houston LLC, the Lenders and their Assignees; Wells Fargo Bank, National Association, as Administrative Agent and Sole Bookrunner; Wells Fargo Bank, National Association, and BofA Securities, Inc., as Joint Lead Arrangers; and Bank of America, N.A. as Syndication Agent	8-K	001-41917	10.4	1/16/2024
10.2†^	Tax Receivable Agreement, dated as of January 10, 2024, by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and its Members	8-K	001-41917	10.2	1/16/2024

10.3†	Amended and Restated Limited Liability Company Agreement of Smith Douglas Holdings LLC, dated as of January 10, 2024	8-K	001-41917	10.1	1/16/2024
10.4†^	Registration Rights Agreement, dated January 10, 2024, by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and its Original Equity Owners	8-K	001-41917	10.3	1/16/2024
10.5#	Smith Douglas Homes Corp. 2024 Incentive Award Plan	S-8	333-276503	4.3	1/12/2024
10.6#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Incentive Award Plan	S-8	333-276503	4.4	1/12/2024
10.7#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2024 Incentive Award Plan	S-8	333-276503	4.5	1/12/2024
10.8#	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under the 2024 Incentive Award Plan					*
10.9#	Non-Employee Director Compensation Program					*
10.10#	Form of Indemnification Agreement with Directors and Executive Officers	S-1/A	333-235874	10.9	10/16/2023
10.11#†^	Employment Agreement, dated January 16, 2024 by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC, SDH Management Services LLC and Gregory S. Bennett	8-K	001-41917	10.5	1/16/2024
10.12#†^	Employment Agreement, dated January 16, 2024 by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC, SDH Management Services LLC and Russell Devendorf	8-K	001-41917	10.6	1/16/2024
10.13#†^	Employment Agreement, dated January 16, 2024 by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC, SDH Management Services LLC and Brett A. Steele	8-K	001-41917	10.7	1/16/2024
10.14#	2024 Total Compensation, AIP Target, and LTIP Target Letter (Russell Devendorf), dated March 27, 2024					*
10.15#	2024 Total Compensation, AIP Target, and LTIP Target Letter (Brett A. Steele), dated March 1, 2024					*
19.1	Insider Trading Policy					*
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm, as to Smith Douglas Homes Corp.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-41917	97	4/1/2024
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*
______________________________________________
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
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smith Douglas Homes Corp.
Date: March 21, 2025	By:	/s/ Gregory S. Bennett Gregory S. Bennett President, Chief Executive Officer, Vice Chairman, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gregory S. Bennett Gregory S. Bennett	President, Chief Executive Officer, Vice Chairman, and Director (Principal Executive Officer)	March 21, 2025

/s/ Russell Devendorf Russell Devendorf	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2025

/s/ Thomas L. Bradbury Thomas L. Bradbury	Executive Chairman and Director	March 21, 2025

/s/ Julie Bradbury Julie Bradbury	Director	March 21, 2025

/s/ Neill B. Faucett Neill B. Faucett	Director	March 21, 2025

/s/ Jeffrey T. Jackson Jeffrey T. Jackson	Director	March 21, 2025

/s/ George E. Perdue III George E. Perdue III	Director	March 21, 2025

/s/ Janice E. Walker Janice E. Walker	Director	March 21, 2025

/s Neil B. Wedewer Neil B. Wedewer	Director	March 21, 2025