Form 10-Q
period 2025-03-31
Smith Douglas Homes Corp.
filed 2025-05-14
CIK 1982518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2025, the number of shares of the registrant’s Class A common stock outstanding was approximately 8,991,378, and the number of shares of the registrant’s Class B common stock outstanding was approximately 42,435,897.

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
•“Continuing Equity Owners” refers collectively to the owners of LLC Interests in Smith Douglas Holdings LLC prior to the consummation of the Transactions, who are also holders of LLC Interests and our Class B common stock following consummation of the Transactions, including the Founder Fund and GSB Holdings, who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests, as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Exchange rules) who are disinterested), cash or newly-issued shares of our Class A common stock as described under Certain Relationships and Related Person Transactions—Smith Douglas LLC Agreement of our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2025 (the “Proxy Statement”). In connection with an exchange of LLC Interests, a corresponding number of shares of Class B common stock shall be immediately and automatically transferred to Smith Douglas Homes Corp. for no consideration and canceled.
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
•“Tax Receivable Agreement” refers to the Tax Receivable Agreement entered into by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and the Continuing Equity Owners in connection with the IPO, pursuant to which, among other things, Smith Douglas Homes Corp. is required to pay to each Continuing Equity Owner 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the tax benefits provided by Basis Adjustments, Section 704(c) Allocations, and certain other tax benefits (such as interest deductions) covered by the Tax Receivable Agreement as described in Certain Relationships and Related Person Transactions—Tax Receivable Agreement of our Proxy Statement.
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
•Smith Douglas Holdings LLC used the net proceeds from the sale of LLC Interests to Smith Douglas Homes Corp. (i) to repay approximately $84.0 million of borrowings outstanding under the Prior Credit Facility as part of the Refinancing, (ii) to redeem all outstanding Class C Units and Class D Units of Smith Douglas Holdings LLC at par in aggregate for $2.6 million, (iii) to repay $0.9 million in notes payable to certain related parties, and (iv) for general corporate purposes as described under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources of this Quarterly Report on Form 10-Q, and Certain Relationships and Related Person Transactions—The Transactions of our Proxy Statement;
•Smith Douglas Homes Corp. entered into (i) the Registration Rights Agreement with certain of the Continuing Equity Owners and (ii) the Tax Receivable Agreement with Smith Douglas Holdings LLC and the Continuing Equity Owners. For a description of the terms of the Registration Rights Agreement and the Tax Receivable Agreement, see Certain Relationships and Related Person Transactions of our Proxy Statement.
Following the Transactions:
•Smith Douglas Homes Corp. is a holding company, and its principal asset consists of LLC Interests it acquired directly from Smith Douglas Holdings LLC and from each Continuing Equity Owner;
•Smith Douglas Homes Corp. is the sole managing member of Smith Douglas Holdings LLC and controls the business and affairs of Smith Douglas Holdings LLC;
•as of May 9, 2025, Smith Douglas Homes Corp. owns, directly or indirectly, 8,991,378 LLC Interests, representing approximately 17.5% of the economic interest in Smith Douglas Holdings LLC;
•as of May 9, 2025, the Continuing Equity Owners own (i) 42,435,897 LLC Interests, representing approximately 82.5% of the economic interest in Smith Douglas Holdings LLC and (ii) 42,435,897 shares of Class B common stock of Smith Douglas Homes Corp.;
•as of May 9, 2025, the purchasers in the IPO own (i) 8,991,378 shares of Class A common stock of Smith Douglas Homes Corp., representing approximately 2.1% of the combined voting power of all of Smith Douglas Homes Corp.’s common stock and approximately 100% of the economic interest in Smith Douglas Homes Corp., and (ii) through Smith Douglas Homes Corp.’s ownership of LLC Interests, indirectly hold approximately 17.5% of the economic interest in Smith Douglas Holdings LLC; and
•our Class A common stock and Class B common stock have what is commonly referred to as a “high/low vote structure,” which means that shares of our Class B common stock initially have ten votes per share and our Class A common stock have one vote per share. Upon the occurrence of the Sunset Date, each share of Class B common stock will then be entitled to one vote per share. This high/low vote structure enables the Continuing Equity Owners to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company. Furthermore, the Continuing Equity Owners exert a significant degree of influence, or actual control, over matters requiring stockholder approval. We believe that maintaining this control by the Continuing Equity Owners will help enable them to successfully guide the implementation of our growth strategies and strategic vision.
Our corporate structure following the IPO is commonly referred to as an umbrella partnership-C corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Continuing Equity Owners to retain their equity ownership in Smith Douglas Holdings LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “flow-through” entity, for U.S. federal income tax purposes. Investors in and after our IPO, by contrast, hold their equity ownership in Smith Douglas Homes Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A common stock. One of the tax benefits to the Continuing Equity Owners associated with this structure is that future taxable income of Smith Douglas Holdings LLC that is allocated to the Continuing Equity Owners will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, because the Continuing Equity Owners may have their LLC Interests redeemed by Smith Douglas Holdings LLC (or at our option, directly exchanged by Smith Douglas Homes Corp.) for newly issued shares of our Class A common stock on a one-for-one basis (subject to customary adjustments, including for stock splits, stock dividends, and reclassifications) or, at our option, for cash, the Up-C structure also provides the Continuing Equity Owners with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. In connection with any such redemption or exchange of LLC Interests, a corresponding number of shares of Class B common stock held by the relevant Continuing Equity Owner will automatically be transferred to Smith Douglas Homes Corp. for no consideration and be canceled. The Continuing Equity Owners and Smith Douglas Homes Corp. also each expect to benefit from the Up-C structure as a result of certain cash tax savings arising from redemptions or exchanges of the Continuing Equity Owner’s LLC Interests for Class A common stock or cash, and certain other tax benefits covered by the Tax Receivable Agreement discussed under Certain Relationships and Related Person Transactions—Tax Receivable Agreement of our Proxy Statement. See Part I, Item 1A. Risk Factors—Risks Related to our Organizational Structure of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2025 (the “Annual Report”). In general, the Continuing Equity Owners expect to receive payments under the Tax Receivable Agreement of 85% of the amount of certain tax benefits, as described below, and Smith Douglas Homes Corp. expects to benefit in the form of cash tax savings in amounts equal to 15% of certain tax benefits, as described below. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will reduce cash otherwise arising from such tax savings. We expect such payments will be substantial.
As described under Certain Relationships and Related Person Transactions—Tax Receivable Agreement of our Proxy Statement, prior to the completion of the IPO, we entered into the Tax Receivable Agreement with Smith Douglas Holdings LLC and the Continuing Equity Owners that provides for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes Corp. actually realizes (or in some circumstances is deemed to realize) as a result of (i) Basis Adjustments, (ii) Section 704(c) Allocations, and (iii) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement.
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
•adjusted net income, defined as net income adjusted for the tax impact using a 24.9% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented);
•EBITDA, defined as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, and (v) depreciation;
•EBITDA margin, defined as EBITDA as a percentage of home closing revenue;
•adjusted EBITDA, defined as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, (v) depreciation, (vi) share-based payment expense, (vii) adjustments resulting from the application of purchase accounting included in cost of sales, (viii) adjustments resulting from the application of purchase accounting included in other expense (income), net, and (ix) real estate inventory impairment and lot option contract abandonment charges;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$12,651	$22,363
Real estate inventory	294,991	277,834
Deposits on real estate under option or contract	119,339	103,026
Real estate not owned	7,502	5,830
Property and equipment, net	4,317	3,775
Goodwill	25,726	25,726
Deferred tax asset, net	10,767	10,906
Other assets	38,626	26,441
Total assets	$513,919	$475,901
Liabilities and Equity
Liabilities:
Accounts payable	$19,912	$17,234
Customer deposits	5,585	5,301
Notes payable	42,648	3,060
Liabilities related to real estate not owned	7,502	5,830
Accrued expenses and other liabilities	20,708	32,348
Tax receivable agreement liability	10,401	10,401
Total liabilities	106,756	74,174
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value – 250,000,000 shares authorized; 8,991,378 and 8,846,154 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.0001 par value – 100,000,000 shares authorized; 42,435,897 shares issued and outstanding as of March 31, 2025 and December 31, 2024	4	4
Additional paid-in capital	58,820	58,208
Retained earnings	18,040	15,419
Total stockholders’ equity attributable to Smith Douglas Homes Corp.	76,865	73,632
Non-controlling interests attributable to Smith Douglas Holdings LLC	330,298	328,095
Total equity	407,163	401,727
Total liabilities and equity	$513,919	$475,901
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share amounts)

	Three months ended March 31,
	2025	2024
Home closing revenue	$224,722	$189,209
Cost of home closings	171,192	139,749
Home closing gross profit	53,530	49,460

Selling, general and administrative costs	32,999	27,541
Equity in income from unconsolidated entities	(219)	(184)
Interest expense	666	698
Other expense (income), net	517	(2)
Income before income taxes	19,567	21,407
Provision for income taxes	857	921
Net income	18,710	20,486
Net income attributable to non-controlling interests and LLC members prior to IPO	16,027	17,514
Net income attributable to Smith Douglas Homes Corp.	$2,683	$2,972

	Three months ended March 31, 2025	Period from January 11, 2024 to March 31, 2024
Earnings per share:
Basic	$0.30	$0.34
Diluted	$0.30	$0.33
Weighted average shares of common stock outstanding:
Basic	8,966,734	8,846,154
Diluted	9,133,263	51,410,397
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Equity
(Unaudited and in thousands, except unit and share amounts)

	Smith Douglas Holdings LLC Members’ Equity (prior to Reorganization Transactions) Note 1						Smith Douglas Homes Corp. Stockholders’ Equity
	Class A Units		Class C Units		Class D Units		Class A Common Stock		Class B Common Stock					Non- Controlling Interests
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity	Amounts	Total Equity
Balance December 31, 2023	111,111	$206,303	2,000	$2,000	600	$600									$208,903
Distributions	—	(16,259)	—	—	—	—									(16,259)
Net loss prior to Reorganization Transactions and IPO	—	(1,160)	—	—	—	—									(1,160)
Reorganization Transactions	(111,111)	(188,884)	—	—	—	—	—	$—	44,871,794	$4	$—	$—	$4	$188,884	4
IPO and Related Transactions	—	—	(2,000)	(2,000)	(600)	(600)	8,846,154	1	(2,435,897)	—	53,093	—	53,094	65,834	116,328
Increase in deferred tax asset from IPO and Related Transactions	—	—	—	—	—	—	—	—	—	—	2,761	—	2,761	—	2,761
Tax distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	892	—	892	—	892
Net income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	2,972	2,972	18,674	21,646
Balance March 31, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$56,746	$2,972	$59,723	$273,392	$333,115

Balance December 31, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$58,208	$15,419	$73,632	$328,095	$401,727
Tax distributions	—	—	—	—	—	—	—	—	—	—	—	(62)	(62)	(13,824)	(13,886)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	612	—	612	—	612
Stock issued under incentive award plans	—	—	—	—	—	—	145,224	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	2,683	2,683	16,027	18,710
Balance March 31, 2025	—	$—	—	$—	—	$—	8,991,378	$1	42,435,897	$4	$58,820	$18,040	$76,865	$330,298	$407,163
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$18,710	$20,486
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	486	341
Accrued incentive compensation expense	151	663
Share-based payment expense	612	892
Abandonment of lot option contracts	716	—
Impairment of real estate inventory	642	—
Amortization of debt issuance costs	223	297
Equity in earnings from unconsolidated entities	(219)	(184)
Distributions of income from unconsolidated entities	332	222
Non-cash lease expense	214	142
Provision for deferred income taxes	139	108
Other	(8)	(2)
Changes in assets and liabilities:
Real estate inventory	(19,471)	(17,778)
Deposits on real estate under option or contract	(17,029)	(7,674)
Other assets	(11,510)	4,414
Accounts payable	2,678	(5,808)
Customer deposits	284	1,821
Accrued expenses and other liabilities	(11,855)	(7,213)
Net cash used in operating activities	(34,905)	(9,273)

Cash flows from investing activities:
Purchases of property and equipment	(1,035)	(435)
Investments in unconsolidated entities	(1,086)	—
Other	15	5
Net cash used in investing activities	(2,106)	(430)

Cash flows from financing activities:
Issuance of Class A common stock in IPO, net of underwriting discount	—	172,765
Issuance of Class B common stock	—	4
Payment of offering costs	—	(6,264)
Redemption of Class C and D units	—	(2,600)
Purchase of LLC interests from Continuing Equity Owners	—	(47,573)
Borrowings under revolving credit facility	66,000	13,000
Repayments under revolving credit facility	(26,000)	(84,380)
Payments on notes payable	(412)	(2)
Payments on notes payable - related party	—	(938)

Proceeds from sales of real estate not owned	2,699	352
Payments related to repurchases of real estate not owned	(1,027)	(3,550)
Distributions	(13,886)	(16,259)
Payment of debt issuance costs	(75)	(1,851)
Net cash provided by financing activities	27,299	22,704

Net (decrease) increase in cash and cash equivalents	(9,712)	13,001
Cash and cash equivalents, beginning of period	22,363	19,777
Cash and cash equivalents, end of period	$12,651	$32,778
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest, net of amounts capitalized	$269	$897

Cash paid for income taxes	$230	$—

Right-of-use assets obtained in exchange for new operating lease liabilities	$64	$—
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
Simultaneously, Smith Douglas Homes Corp. amended and restated its certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of Class A common stock entitling its holder to one vote per share on all matters presented to the stockholders generally; (ii) for Class B common stock, with each share of Class B common stock entitling its holder to ten votes per share on all matters presented to the stockholders generally, until the aggregate number of shares of Class B common stock then outstanding is less than 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding (Sunset Date), and from and after the occurrence of the Sunset Date, each share of Class B common stock will entitle its holder to one vote per share on all matters presented to the stockholders generally; (iii) that shares of Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees; and (iv) for preferred stock, which can be issued by the Company’s board of directors in one or more series without stockholder approval. As a result, Smith Douglas Homes Corp. became a holding company and the sole managing member of Smith Douglas Holdings LLC and controls the business and affairs of Smith Douglas Holdings LLC. After giving effect to the use of net proceeds as described below, Smith Douglas Homes Corp. issued 42,435,897 shares of Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held by such Continuing Equity Owners, for nominal consideration.
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
The accompanying unaudited condensed consolidated financial statements for the periods prior to the Reorganization Transactions and IPO have been presented to combine the previously separate entities. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. As such, these unaudited condensed consolidated financial statements do not include all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, interim results are not necessarily indicative of results for the full fiscal year.
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
The non-controlling interests in the unaudited condensed consolidated statements of income represent the portion of earnings attributable to the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners. The non-controlling interests in the unaudited condensed consolidated balance sheets represent the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2025 and December 31, 2024, the non-controlling interests were 82.5% and 82.7%, respectively.
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
Real estate inventory is stated at cost unless a community is determined to be impaired, at which point the inventory is written down to fair value as required by ASC Topic 360-10, Property, Plant, and Equipment. The Company reviews its real estate inventory for indicators of potential impairment on a quarterly basis at the community level considering market and economic conditions, current sales absorption rates and recent profitability of new home sales. When an indicator of impairment is identified, the Company prepares and analyzes cash flows at the community level on an undiscounted basis. If the undiscounted cash flows are less than the community's carrying value, the Company generally estimates the fair value using the estimated future discounted cash flows of the respective community. A community with a fair value less than its carrying value is written down to such fair value and resulting losses are reported within cost of home closings in the accompanying consolidated statements of income. During the three months ended March 31, 2025, the Company recognized an inventory impairment charge of $0.6 million in the Central reporting segment, which is included within cost of home closings in the accompanying unaudited condensed consolidated statements of income. No impairment charges were recognized during the three months ended March 31, 2024.

Revenue recognition
The Company recognizes revenue when a home closes with a homebuyer, which is the time at which title and possession of the property are transferred to that homebuyer and all cash consideration due from the homebuyer is received. The Company’s performance obligation, to deliver the home, is generally satisfied in less than one year from the original contract date.
When the Company executes sales contracts with its homebuyers, or when it requires advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. The Company either retains or refunds to the customer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. As of March 31, 2025 and December 31, 2024, customer deposits totaled $5.6 million and $5.3 million, respectively. Substantially all customer deposits are recognized in revenue within one year of being received from homebuyers.
Income taxes
Smith Douglas Homes Corp. is subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Smith Douglas Holdings LLC assessed at the prevailing corporate tax rates. Smith Douglas Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes since the taxable income or loss is passed through to its members. Smith Douglas Holdings LLC incurs liabilities for certain state taxes payable directly by it, which are not significant and for which the expense is included in the provision for income taxes in the accompanying unaudited condensed consolidated statements of income.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of March 31, 2025 and December 31, 2024, there were no known items which would result in a significant accrual for uncertain tax positions. The Company's 2023 and 2024 tax years remain subject to examination.
Recent rules and accounting pronouncements
In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which requires expanded disclosure of the Company’s income rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning after January 1, 2025. The Company is currently evaluating the impact ASU 2023-09 will have on its financial statement disclosures.

In November 2024, FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (ASU 2024-03), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026 and for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements and disclosures.
Note 2 ‑ Real estate inventory and capitalized interest:
A summary of real estate inventory is as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Lots held for construction	$84,662	$73,352
Homes under construction, completed homes and model homes	210,329	204,482
Total real estate inventory	$294,991	$277,834
The Company capitalizes into real estate inventory interest costs incurred on homes under construction during the construction period until substantial completion. The Company does not capitalize interest on homes where construction has been suspended.
A summary of capitalized interest is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Capitalized interest, beginning of period	$253	$1,338
Interest incurred	894	939
Interest expensed	(666)	(698)
Interest charged to cost of home closings	(156)	(721)
Capitalized interest, end of period	$325	$858
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
Based on the provisions of the relevant accounting guidance, the Company has concluded that when it enters into an option or purchase agreement to acquire lots from an entity, a variable interest entity (VIE) may be created. The Company evaluates all option and purchase agreements and amendments for land to determine if the related entity is a VIE. As required by ASC Topic 810, Consolidation, the Company assesses whether it is the primary beneficiary for each VIE. In order to determine if the Company is the primary beneficiary, the Company must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE. If the Company does not control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company has the ability to control such activities, the Company will continue its analysis by determining if the Company is also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will benefit from a potentially significant amount of the VIE’s expected gains. As of March 31, 2025 and December 31, 2024, the Company was not identified as the primary beneficiary of any VIEs associated with option and purchase agreements. Therefore, no such VIEs required consolidation under ASC Topic 810.

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
The following provides a summary of the Company's interests in land option agreements (in thousands):

	March 31, 2025
	Deposits or Investments	Remaining Purchase Price
Option contracts	$112,739	$1,134,718
Option contracts with unconsolidated entities	8,286	23,081
Total option contracts	$121,025	$1,157,799

	December 31, 2024
	Deposits or Investments	Remaining Purchase Price
Option contracts	$100,826	$1,094,040
Option contracts with unconsolidated entities	2,800	13,674
Total option contracts	$103,626	$1,107,714
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
During the three months ended March 31, 2025, the Company recognized a lot option contract abandonment charge of $0.7 million in the Central reporting segment, which is included within other expense (income), net in the accompanying unaudited condensed consolidated statements of income. No lot option contract abandonment charges were recognized during the three months ended March 31, 2024.
Note 4 ‑ Investments in unconsolidated entities:
The Company has non‑controlling equity interests in various entities for which the Company applies the equity method of accounting. As of March 31, 2025, the Company had equity method investments in two entities engaged in the development and sale of lots, one entity engaged in providing mortgage broker services to our homebuyers, and one entity engaged in providing title insurance services to our homebuyers. The Company’s proportionate share of the entities’ income was approximately $0.2 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively. The entities distributed approximately $0.3 million and $0.2 million to the Company during the three months ended March 31, 2025 and 2024, respectively. The Company did not contribute any amounts to the entities during the three months ended March 31, 2024 and contributed approximately $1.1 million to the entities during the three months ended

March 31, 2025. Investments in unconsolidated entities totaled approximately $2.0 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively, which are included within other assets in the accompanying unaudited condensed consolidated balance sheets.
Note 5 ‑ Notes payable:
As of March 31, 2025, the Company has a $250.0 million unsecured revolving credit facility that was entered into concurrently with the IPO (the Amended Credit Facility), which replaced the previous $175.0 million unsecured revolving credit facility. The Amended Credit Facility matures in January 2027, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments, and provides that up to $20.0 million may be used for letters of credit.
The borrowings and letters of credit outstanding under the Amended Credit Facility may not exceed the borrowing base as defined in the Amended Credit Facility. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company.
Borrowings under the Amended Credit Facility bear interest, at the borrower’s option, at either a base rate or Secured Overnight Financing Rate (which may be a daily simple rate or based on 1-, 3- or 6-month interest periods, in each case at the borrower’s option), plus an applicable margin. The applicable margin ranges from 2.35% to 3.00% based on the Company’s leverage ratio as determined in accordance with a pricing grid defined in the Amended Credit Facility. Interest is payable in arrears on the last business day of each month or at the end of each 1-, 3- or 6-month interest period, as applicable. As of March 31, 2025, the interest rate on outstanding borrowings under the Amended Credit Facility was 6.76%. Borrowings under the previous credit facility bore interest at the Prime Rate, as defined, plus an applicable margin ranging from minus 25 basis points to 20 basis points based on the Company’s leverage ratio as determined in accordance with a pricing grid.
The Amended Credit Facility contains certain financial covenants, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $130.0 million, (b) 32.5% of pre‑tax income earned in any fiscal quarter after June 30, 2023, (c) 75% of the equity proceeds of Smith Douglas Homes Corp. from the IPO and (d) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after the IPO, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restricts certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility. As of March 31, 2025, the Company was in compliance with all covenants related to the Amended Credit Facility.
As of March 31, 2025, there were $40.0 million of outstanding borrowings under the Amended Credit Facility. As of December 31, 2024, there were no outstanding borrowings under the Amended Credit Facility. As of March 31, 2025 and December 31, 2024, there were no outstanding letters of credit. Availability as determined in accordance with the Borrowing Base, as defined, totaled approximately $194.6 million as of March 31, 2025.
On July 31, 2023, the Company entered into a three-year seller note payable of $5.0 million as part of the consideration for the acquisition of Devon Street which bears interest at 8% per annum. The seller note is payable in quarterly installments of principal and accrued interest beginning September 30, 2023 through maturity on September 30, 2026. The seller was previously employed as the division president of the Houston division until December 31, 2024. As of March 31, 2025 and December 31, 2024, the balance on the seller note payable was $2.6 million and $3.1 million, respectively, which is included in notes payable in the accompanying unaudited condensed consolidated balance sheets.

Future maturities of notes payable to third parties, including borrowings under the Amended Credit Facility, are as follows as of March 31, 2025 (in thousands):

Year ending December 31,
2025 (1)	$1,285
2026	1,363
2027	40,000
$42,648
(1)Remaining payments are for the nine months ending December 31, 2025.
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

		Fair Value (In Thousands)
Asset or Liability	Fair Value Hierarchy	March 31, 2025	December 31, 2024
Disclosed at fair value:
Borrowings under Credit Facility	Level 2	$40,000	$—
Seller note payable	Level 2	$2,648	$3,060
The carrying value of the borrowings under the Credit Facility approximates fair value due to variable rate terms that approximate market rates.
The carrying value of the seller note payable approximates fair value because the interest rate on the note approximates market rates as of March 31, 2025 and December 31, 2024.

Note 7 ‑ Warranty reserves:
A summary of the activity in the Company’s warranty liability account is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Balance, beginning of period	$3,622	$2,839
Additions to reserves from new home closings	449	382
Warranty claims	(104)	(143)
Adjustments to pre‑existing reserves	(244)	(100)
Balance, end of period	$3,723	$2,978
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

	Three months ended March 31,
	2025	2024
Operating leases costs	$266	$170
Variable lease costs - operating	$48	$36
The following table presents additional information about the Company’s leases (dollars in thousands):

	March 31, 2025	December 31, 2024
Right-of-use (ROU) assets	$2,983	$3,065
Lease liabilities	$3,108	$3,183
ROU assets are included within other assets and lease liabilities are included within accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets.
As of March 31, 2025, the Company had an additional operating lease for division office space that had not yet commenced with undiscounted fixed lease payments of approximately $0.6 million. The operating lease will commence in 2025 with a lease term of approximately 5 years.
Note 9 ‑ Commitments and contingencies:
The Company is subject to certain contingent liabilities resulting from litigation, claims, and other commitments which arise in the ordinary course of business. Management and legal counsel believe that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or cash flows of the Company. In the normal course of business, the Company posts letters of credit and performance and other surety bonds related to certain development obligations with local municipalities, government agencies and developers. As of March 31, 2025 and December 31, 2024, performance and surety bonds totaled $38.9 million and $32.1 million, respectively. As of March 31, 2025 and December 31, 2024, there were no outstanding letters of credit.

Note 10 - Equity:
The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of March 31, 2025:

	Authorized	Issued & Outstanding	Votes per share	Economic Rights
Preferred stock	10,000,000	None

Common stock:
Class A	250,000,000	8,991,378	1	Yes
Class B	100,000,000	42,435,897	10(1)	No
(1)Each share of Class B common stock entitles its holders to ten votes per share on all matters presented to the stockholders and on which the holders of the Class B common stock are entitled to vote; provided, that each share of Class B common stock will only be entitled to one vote per share on all matters presented to the stockholders generally upon the Sunset Date.
The following table summarizes Class A common stock reserved for issuances as of March 31, 2025:

Conversion of LLC Interests held by Continuing Equity Owners	42,435,897
RSUs	2,416,878
Total	44,852,775
The Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through March 31, 2025, no series of preferred stock have been issued.
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
As of March 31, 2025, Smith Douglas Homes Corp. holds a 17.5% economic interest in Smith Douglas Holdings LLC through its ownership of 8,991,378 LLC Interests but consolidates Smith Douglas Holdings LLC as sole managing member. The remaining 42,435,897 LLC Interests representing an 82.5% interest are held by the Continuing Equity Owners and presented in the unaudited condensed consolidated financial statements as non-controlling interests.
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
Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, Smith Douglas Holdings LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Smith Douglas Holdings LLC is required to distribute cash, to the extent that Smith Douglas Holdings LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Smith Douglas Holdings LLC taxable earnings. Smith Douglas Holdings LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Smith Douglas Holdings LLC made tax distributions to the Continuing Equity Owners totaling approximately $13.8 million and $14.5 million for the three months ended March 31, 2025 and 2024, respectively.
Redemption of Class C & Class D Units
On January 16, 2024, after the IPO, Smith Douglas Holdings LLC redeemed all of its Class C and Class D Units at an aggregate redemption price of $2.6 million.
Note 11 - Share-based payments:
The Company maintains the 2024 Incentive Award Plan (the 2024 Plan). The 2024 Plan generally is administered by the Company’s board of directors with respect to awards to non-employee directors and by its compensation committee with respect to other participants and authorizes the Company to grant incentive stock-based awards, including, but not limited to, time-based and performance-based restricted stock units.

Time-based Restricted Stock Units
The following table summarizes information about our time-based restricted stock units (RSUs):

	Three months ended March 31,
	2025		2024
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Beginning balance	463,938	$21.34	—	$—
Granted	244,523	20.61	440,727	21.00
Vested	(190,264)	21.00	—	—
Forfeited	(190)	21.00	—	—
Ending balance	518,007	$21.12	440,727	$21.00
Generally, the RSUs granted during the three months ended March 31, 2025 vest in three equal installments on each of the first three anniversaries of the grant date, subject to the employee’s continued employment through the applicable vesting date. The RSUs granted during the three months ended March 31, 2024 vested in full upon the one-year anniversary of the closing date of the IPO, subject to the employee’s continued employment or the director’s continued service, with the exception of one executive’s award that vests in six equal installments on each of the first six anniversaries of the closing date of the IPO, subject to the employee’s continued employment through the applicable vesting date. Additionally, vesting of the awards granted during the three months ended March 31, 2025 and 2024 is subject to certain change in control and qualifying termination provisions as provided in the award agreements.
During the three months ended March 31, 2025 and 2024, the Company recognized compensation expense for RSUs of approximately $0.6 million and $0.9 million, respectively, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income.
The unamortized compensation cost related to RSUs of approximately $10.1 million as of March 31, 2025 is expected to be recognized over a weighted-average period of approximately 2.25 years.
Market-based Performance Restricted Stock Units
In March 2025, the compensation committee granted awards of market-based performance RSUs (PSUs) under the 2024 Plan to certain members of senior management. The PSUs vest based on the Company’s total shareholder return (TSR) relative to a selected peer group over a three-year performance period and will be settled in shares of the Company’s Class A common stock. The number of PSUs that may vest and be settled ranges from 0% to 200% of the target amount of PSUs for each award, based on actual Company TSR results as compared to the selected peer group for the performance period. Since the PSUs contain market conditions as defined by ASC 718, compensation expense associated with the PSU grants is determined using the grant date fair value, based on a third-party valuation analysis, and is expensed over the applicable period. To the extent earned based on actual performance, the PSUs vest on the last day of the three-year performance period, subject to the employee's continued service through the vesting date. Additionally, vesting is subject to certain change in control and qualifying termination provisions as provided in the award agreements.
The following table summarizes information about our PSUs during the three months ended March 31, 2025:

Period Granted	Measurement Period	Target PSUs Outstanding as of December 31, 2024	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding as of March 31, 2025	Weighted Average Grant Date Fair Value
2025	2025 - 2027	—	55,619	—	—	55,619	$26.56
Total		—	55,619	—	—	55,619
During the three months ended March 31, 2025, the Company recognized compensation expense for PSUs of approximately $15,000, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. The unamortized compensation cost related to PSUs of approximately $1.5 million as of March 31, 2025 is expected to be recognized over a weighted-average period of approximately 2.97 years. There were no PSUs granted during the three months ended March 31, 2024.
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
The estimated annual effective tax rate for the year ending December 31, 2025 is 4.5%. The difference between the estimated annual effective income tax rate and the U.S. federal statutory rate is primarily due to: (1) income attributable to non-controlling interests which is not taxable to Smith Douglas Homes Corp., (2) Smith Douglas Holdings LLC’s election to be taxed at the entity level, and (3) state income taxes.
The Company’s income tax provision was $0.9 million for the three months ended March 31, 2025 and $0.9 million for the period from January 11, 2024 to March 31, 2024. As the IPO occurred during the three months ended March 31, 2024, and the Company had no business transactions or activities prior to the IPO, no amounts related to the provision for income taxes were incurred for the period from January 1, 2024 to January 10, 2024.

As of March 31, 2025, the Company has recorded a deferred tax asset of $9.7 million resulting from the step-up in basis allowed under Section 743(b) and 197 of the Internal Revenue Code related to the purchase of 2,435,897 LLC Interests from the Continuing Equity Owners discussed in Note 1, Description of business and summary of significant accounting policies, which is expected to be amortized over the useful lives of the underlying assets. The Company has also recorded a deferred tax asset of $17.1 million resulting from the outside basis difference related to its investment in Smith Douglas Holdings LLC by applying the look-through method to record the Company's proportionate share of inside basis differences within Smith Douglas Holdings LLC. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, as of March 31, 2025, the Company has recorded a valuation allowance of $16.0 million for certain deferred tax assets the Company has determined are not more likely than not to be realized.
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
In connection with the IPO and related transactions, the Company entered into a tax receivable agreement (TRA) with Smith Douglas Holdings LLC and the Continuing Equity Owners that will provide for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes Corp. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments as such savings are realized. As of March 31, 2025, the Company has recorded a TRA liability of $10.4 million.
Note 13 ‑ Transactions with related parties:
The Company rents office space under a lease with JBB Cherokee Holdings LLC, an entity affiliated by common ownership. Related party lease cost included in the accompanying unaudited condensed consolidated statements of income as a component of selling, general and administrative costs is presented in the table below (in thousands).

	Three months ended March 31,
	2025	2024
Operating leases costs (related party)	$97	$87
Variable lease costs – operating (related party)	$18	$17
Payments under the office lease agreement, along with costs associated with the office space, totaled approximately $0.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively.
During both the three months ended March 31, 2025 and 2024, the Company incurred fees of $0.4 million in the aggregate from certain entities affiliated by common ownership for use of facilities related to business development and vendor relations, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. The Company paid fees of $3,000 for use of these facilities during the three months ended March 31, 2024. The Company did not pay fees for use of these facilities during the three months ended March 31, 2025.
The Company charters aircraft services from companies that are controlled by a related entity of the Founder Fund. Expenses incurred and paid to these companies under a dry lease agreement for the use of the aircraft for business travel totaled approximately $2,000 and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, which are included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income.
The Company has related party receivables totaling approximately $0.1 million as of both March 31, 2025 and December 31, 2024 for various expenses paid by the Company on behalf of the related party, which are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

Note 14 ‑ Segment information:
The Company operates one principal homebuilding business that is organized, managed and reported by geographic division. Management of the eight geographic divisions report to the Company's chief operating decision maker (CODM), which consists of the Chief Executive Officer and Chief Financial Officer of the Company. The CODM is regularly provided operating results of individual operating segments. These operating results include key operating metrics which inform the CODM's decisions regarding the allocation of resources and the assessment of the Company's overall operational performance. These operating results are reviewed against actual and budgeted figures, with income before income taxes (segment profit) being the key operating metric used to measure segment profit or loss. The Company's operating segments are aggregated into two reportable segments: Southeast and Central. The Southeast segment consists of the Atlanta, Central Georgia, Charlotte, Greenville, and Raleigh divisions. The Central segment consists of the Alabama, Houston, and Nashville divisions. Each reportable segment follows the accounting policies described in Note 1. As the Central Georgia and Greenville divisions were formed in the second half of 2024, segment information disclosed for the three months ended March 31, 2024 does not include these divisions.
The following tables summarize financial information by segment (in thousands):

Three months ended March 31, 2025	Southeast	Central	Total
Home closing revenue	$138,218	$86,504	$224,722
Cost of home closings	101,144	70,048	171,192
Home closing gross profit	37,074	16,456	53,530

Less:(1)
Selling, general, and administrative expenses(2)	13,186	8,604	21,790
Other segment items(3)	33	842	875
Segment profit	23,855	7,010	30,865

Corporate selling, general, and administrative costs(4)			11,209
Other corporate items(5)			89

Income before income taxes			$19,567

Three months ended March 31, 2024	Southeast	Central	Total
Home closing revenue	$103,495	$85,714	$189,209
Cost of home closings	72,507	67,242	139,749
Home closing gross profit	30,988	18,472	49,460

Less:(1)
Selling, general, and administrative expenses(2)	9,925	8,133	18,058
Other segment items(3)	58	56	114
Segment profit	21,005	10,283	31,288

Corporate selling, general, and administrative costs(4)			9,483
Other corporate items(5)			398

Income before income taxes			$21,407
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

	March 31, 2025	December 31, 2024
Assets:
Southeast	$260,757	$230,226
Central (1)	228,498	205,257
Segment total	489,255	435,483
Corporate (2)	24,664	40,418
Total	$513,919	$475,901
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

Basic and diluted earnings per share of common stock have been computed as follows (in thousands, except share and per share amounts):

	For the three months ended March 31, 2025	For the period from January 11, 2024 to March 31, 2024
Numerator:
Net income attributable to Smith Douglas Homes Corp., Basic	$2,683	$2,972
Add: Net income impact from assumed redemption of all LLC Interests to common stock	—	18,674
Less: Income tax expense on net income attributable to NCI	—	(4,661)
Add: Dilutive impact of unvested RSUs	41	—
Net income attributable to Smith Douglas Homes Corp., after adjustment for assumed redemption, Diluted	$2,724	$16,985

Denominator:
Weighted average shares of common stock outstanding, Basic	8,966,734	8,846,154
Dilutive effects of:
LLC Interests that are exchangeable for common stock	—	42,435,897
Unvested RSUs	166,529	128,346
Weighted average shares of common stock outstanding, Diluted	9,133,263	51,410,397

Basic earnings per share	$0.30	$0.34
Diluted earnings per share	$0.30	$0.33
For the period from January 11, 2024 to March 31, 2024, net income attributable to the non-controlling interests added back to net income in the fully dilutive computation has been adjusted for income taxes which would have been expensed had the income been recognized by Smith Douglas Homes Corp., a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Interests are redeemed and the Company elects to issue Class A shares of common stock upon redemption rather than cash-settle. The dilutive impact of LLC Interests assumed to be redeemed in exchange for the issuance of Class A common stock was included in the computation of diluted earnings per share under the if-converted method.
For the three months ended March 31, 2025, the dilutive impact of 42,435,897 LLC Interests that are exchangeable for Class A common stock is not included in the calculation of diluted earnings per share as the effect would be anti-dilutive.
The dilutive impact of unvested RSUs in the fully dilutive computation has been adjusted for income taxes which would have been expensed had the income been recognized by Smith Douglas Homes Corp., a taxable entity. The dilutive impact of unvested RSUs was included using the treasury stock method.
Note 16 - Subsequent event:
In May 2025, the Company purchased an office building located in Woodstock, Georgia for a total purchase price of $4.0 million from JBB Cherokee Holdings LLC, an entity affiliated with the Founder Fund. Concurrently with closing of the building purchase, the Company borrowed $3.0 million in the form of a secured promissory note from The BF Holding Trust, an entity affiliated with the Founder Fund. The promissory note was used to partially fund the building purchase, bears interest at 8.5% per annum, and matures in May 2030.

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
While we continue to see uncertainty among potential homebuyers, particularly around interest rates and the macroeconomic environment, we achieved 671 homes closed for a total of $224.7 million in home closing revenue for the three months ended March 31, 2025, which reflects an increase of 19% in both the number of homes closed and home closing revenue over the same period of the prior year. Our net new home orders and contract value of net new home orders remained constant period over period.
We construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. Our SMART Builder enterprise resource planning system and efficient construction process, which we call Rteam, allows us to provide this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we believe we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which were 8% and 11% for the three months ended March 31, 2025 and 2024, respectively.
At the core of our land-light operating strategy lies the principle and discipline of primarily acquiring finished lots from a diverse pool of third-party land developers or land bankers through the effective utilization of lot-option contracts. Our lot acquisition strategy reduces our upfront capital requirements and generally seeks to provide for “just-in-time” lot delivery, better aligning our pace of home orders and home starts. While using land bankers and third-party developers comes at an additional cost, we believe our lot acquisition strategy reduces our operational and financial risk relative to other homebuilders that own a higher percentage of their land supply. As of March 31, 2025, we had 888 owned unstarted lots in real estate inventory on our balance sheet which represented only 4.3% of our total controlled lot supply.
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

Comparison of three months ended March 31, 2025 and 2024
The following table sets forth our statements of income and other operating data for the periods presented (amounts in thousands):

	Three months ended March 31,		Year over year change
	2025	2024	Amount	Percent
Consolidated Statements of Income Data:
Home closing revenue	$224,722	$189,209	$35,513	18.8%
Cost of home closings	171,192	139,749	31,443	22.5%
Home closing gross profit	53,530	49,460	4,070	8.2%
Selling, general, and administrative costs	32,999	27,541	5,458	19.8%
Equity in income from unconsolidated entities	(219)	(184)	(35)	19.0%
Interest expense	666	698	(32)	(4.6)%
Other expense (income), net	517	(2)	519	(25950.0)%
Income before income taxes	19,567	21,407	(1,840)	(8.6)%
Provision for income taxes	857	921	(64)	(6.9)%
Net income	18,710	20,486	(1,776)	(8.7)%
Net income attributable to non-controlling interests and LLC members prior to IPO	16,027	17,514	(1,487)	(8.5)%
Net income attributable to Smith Douglas Homes Corp.	$2,683	$2,972	$(289)	(9.7)%
Earnings per share(1):
Basic	$0.30		$0.34
Diluted	$0.30		$0.33
Other operating data:
Home closings	671	566	105	18.6%
ASP of homes closed	$335	$334	$1	0.3%
Net new home orders	768	765	3	0.4%
Contract value of net new home orders	$258,718	$259,440	$(722)	(0.3)%
ASP of net new home orders	$337	$339	$(2)	(0.6)%
Cancellation rate(2)	8.1%	10.6%	(2.5)%	(23.6)%
Backlog homes (period end)(3)	791	1,110	(319)	(28.7)%
Contract value of backlog homes (period end)	$270,082	$381,155	$(111,073)	(29.1)%
ASP of backlog homes (period end)	$341	$343	$(2)	(0.6)%
Active communities (period end)(4)	87	70	17	24.3%
Controlled lots (period end):
Homes under construction	995	896	99	11.0%
Owned lots	888	693	195	28.1%
Optioned lots	18,559	12,528	6,031	48.1%
Total controlled lots	20,442	14,117	6,325	44.8%
(1)Earnings per share for the three months ended March 31, 2024 is calculated for the period from January 11, 2024, the date of the IPO, to March 31, 2024.
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
Home closing revenue
Home closing revenue for the three months ended March 31, 2025, was $224.7 million, an increase of $35.5 million, or 19%, from $189.2 million for the three months ended March 31, 2024. The increase in revenue was primarily attributable to an increase of 19% in the number of homes closed. The growth in the number of homes closed as compared to the three months ended March 31, 2024 reflected increases of 32% in our Southeast segment and 4% in our Central segment.
The following table sets forth our home closing revenue, number of home closings, and ASP of homes closed for the periods presented, in each of our reportable segments (dollar amounts in thousands):

Three months ended March 31,	2025			2024			Period over period change
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Southeast	$138,218	392	$353	$103,494	297	$348	34%	32%	1%
Central	86,504	279	310	85,715	269	319	1%	4%	(3)%
Total	$224,722	671	$335	$189,209	566	$334	19%	19%	—%
Cost of home closings
Cost of home closings for the three months ended March 31, 2025, was $171.2 million, an increase of $31.4 million, or 22%, from $139.7 million for the three months ended March 31, 2024, which was primarily driven by a 19% increase in home closings and an 3% increase in the average cost of home closings.
Home closing gross profit
Home closing gross profit for the three months ended March 31, 2025 was $53.5 million, an increase of $4.1 million, or 8%, from $49.5 million for the three months ended March 31, 2024. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 23.8% in the three months ended March 31, 2025 compared to 26.1% in the same period in 2024.
The decrease in home closing gross margin for the three months ended March 31, 2025 compared to the same period of the prior year was primarily driven by an increase of 3% in the average cost of home closings while the ASP of homes closed remained constant.
Selling, general, and administrative costs
Selling, general, and administrative costs for the three months ended March 31, 2025 were $33.0 million, an increase of $5.5 million, or 20%, from $27.5 million for the three months ended March 31, 2024.
The increase for the three months ended March 31, 2025 compared to the same periods of the prior year was primarily due to an increase in sales commissions and advertising costs associated with our increase in homes closed and related home closing revenue and increased payroll and performance-based bonus compensation expenses on higher employee headcount.
Equity in income from unconsolidated entities
Equity in income from unconsolidated entities consists of our portion of income from our interest in the title company in which we hold a 49% interest and which operates in certain of our markets to provide title insurance to our homebuyers and our portion of income from our interest in the company engaged in providing mortgage broker services to our homebuyers. For the three months ended March 31, 2025, equity in income from unconsolidated entities increased slightly from the three months ended March 31, 2024, due to slightly higher title insurance revenue generated by the title company.
Interest expense
Interest expense is comprised of interest incurred, but not capitalized on our Prior Credit Facility, Amended Credit Facility, other borrowings, and amortization of debt issuance costs. Our interest expense remained constant at $0.7 million for both of the three months ended March 31, 2025 and March 31, 2024.
Other expense (income), net
Other expense (income), net primarily consists of interest income, credit card rebates, insurance settlements, changes in fair value of contingent consideration related to the Devon Street Homes Acquisition, and other miscellaneous income and expenses. For the three months ended March 31, 2025, other expense (income), net decreased by $0.5 million from $2,000 to $0.5 million, which was primarily driven by a $0.7 million lot option contract abandonment charge during the three months ended March 31, 2025, while there were no such charges in the same period of the prior year, as well as an increase in interest income on our cash and cash equivalents.
Provision for income taxes
After consummation of the IPO, Smith Douglas Homes Corp. became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Smith Douglas Holdings LLC assessed at the prevailing corporate tax rates. Smith Douglas Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes, since the taxable income or loss is passed through to its members. Provision for income taxes was $0.9 million for both the three months ended March 31, 2025 and 2024, which reflects an effective tax rate of 4.5% and 4.3%, respectively.
Net income
The following table sets forth net income by reportable segment for the periods presented (in thousands):

	Three months ended March 31,
	2025	2024	Period over period change
Southeast	$23,855	$21,005	$2,850
Central	7,010	10,283	(3,273)
Segment total	30,865	31,288	(423)
Other(1)	(12,155)	(10,802)	(1,353)
Total	$18,710	$20,486	$(1,776)
(1)Other primarily includes homebuilding operations in non-reportable segments, corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.
Net income for the three months ended March 31, 2025 decreased by $1.8 million, or 9% from the same period of the prior year. The decrease was primarily due to an increase of $5.5 million in selling, general and administrative costs, partially offset by an increase of $4.1 million in home closing gross profit.
Southeast: The $2.9 million increase in net income for the three months ended March 31, 2025 compared to the same period in the prior year was primarily due to an increase in home closing revenue and gross profit due to an increase in homes closed of 32% and an increase in ASP of homes closed of 1%, partially offset by an increase in selling, general, and administrative costs.
Central: The $3.3 million decrease in net income for the three months ended March 31, 2025 compared to the same period in the prior year was primarily due to an increase in home closing revenue and gross profit due to an increase in homes closed of 4%, partially offset by a decrease in ASP of homes closed of 3% and an increase in selling, general, and administrative costs.
Backlog homes
The following table sets forth our backlog homes and contract value and ASP of backlog homes by reportable segment for the periods presented, along with their period-to-period change (dollar amounts in thousands):

As of March 31,	2025			2024			Period over period change
	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes
Southeast	486	$169,967	$350	673	$239,587	$356	(28)%	(29)%	(2)%
Central	305	100,115	328	437	141,568	324	(30)%	(29)%	1%
Total	791	$270,082	$341	1,110	$381,155	$343	(29)%	(29)%	(1)%
Controlled lots
The following table sets forth our total controlled lots, which includes both our owned and optioned lots, by reportable segment as of the periods set forth below:

As of March 31,	2025			2024			Period over period change
	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled
Southeast	948	12,980	13,928	726	8,593	9,319	31%	51%	49%
Central	935	5,579	6,514	863	3,935	4,798	8%	42%	36%
Total	1,883	18,559	20,442	1,589	12,528	14,117	19%	48%	45%
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
The following table presents a reconciliation of adjusted home closing gross profit and adjusted home closing gross margin to the GAAP financial measure of home closing gross profit and home closing gross margin for each of the periods indicated (amounts in thousands):

	Three months ended March 31,
	2025	2024
Home closing revenue	$224,722	$189,209
Cost of home closings	171,192	139,749
Home closing gross profit(1)	$53,530	$49,460
Capitalized interest charged to cost of home closings	156	721
Purchase accounting adjustments included in cost of home closings	(152)	119
Impairment of real estate inventory	642	—
Adj. home closing gross profit	$54,176	$50,300
Home closing gross margin(2)	23.8%	26.1%
Adj. home closing gross margin(2)	24.1%	26.6%
(1)Home closing gross profit is home closing revenue less cost of home closings.
(2)Calculated as a percentage of home closing revenue.
Our adjusted home closing gross profit increased while adjusted home closing gross margin decreased from the three months ended March 31, 2024 to the same period in 2025. The increase in adjusted home closing gross profit primarily results from an increase in home closings of 19%. The decrease in adjusted home closing gross margin was driven by an increase in the average cost of home closings of 3%.
Adjusted net income
Adjusted net income is not a measure of net income or net income margin as determined by GAAP. Adjusted net income is a supplemental non-GAAP financial measure used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders, and rating agencies. We define adjusted net income as net income adjusted for the tax impact using a 24.9% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).
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

The following table presents a reconciliation of adjusted net income to the GAAP financial measure of net income for each of the periods indicated (in thousands):

	Three months ended March 31,
	2025	2024
Net income	$18,710	$20,486
Provision for income taxes	857	921
Income before income taxes	19,567	21,407
Tax-effected adjustments(1)	4,872	5,352
Adjusted net income	$14,695	$16,055
(1)For the three months ended March 31, 2025 and 2024, our tax expenses assumes a 24.9% and 25.0% federal and state blended tax rate, respectively, (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).
EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin
EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin are not measures of net income or net income margin as determined by GAAP. EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders, and rating agencies. We define EBITDA as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, and (v) depreciation. We define EBITDA margin as EBITDA as a percentage of home closing revenue. We define adjusted EBITDA as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, (v) depreciation, (vi) share-based payment expense, (vii) adjustments resulting from the application of purchase accounting included in cost of sales, (viii) adjustments resulting from the application of purchase accounting included in other expense (income), net, and (ix) real estate inventory impairment and lot option contract abandonment charges. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of home closing revenue.
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

The following table presents a reconciliation of EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin to the GAAP financial measure of net income and net income margin for each of the periods indicated:

	Three months ended March 31,
	2025	2024
Net income	$18,710	$20,486
Capitalized interest charged to cost of home closings	156	721
Interest expense	666	698
Interest income	(126)	(78)
Provision for income taxes	857	921
Depreciation	486	341
EBITDA	$20,749	$23,089
Share-based payment expense	612	892
Purchase accounting adjustments included in cost of home closings	(152)	119
Real estate inventory impairment and lot option contract abandonment charges	1,358	—
Adjusted EBITDA	$22,567	$24,100
Net income margin(1)	8.3%	10.8%
EBITDA margin(1)	9.2%	12.2%
Adjusted EBITDA margin(1)	10.0%	12.7%
(1)Calculated as a percentage of home closing revenue.
Our EBITDA and EBITDA margin decreased from the three months ended March 31, 2024 to the same period in 2025, primarily as a result of a $1.8 million decrease in net income and $0.6 million decrease in capitalized interest charge to cost of home closings. Our adjusted EBITDA and adjusted EBITDA margin decreased from the three months ended March 31, 2024 to the same period in 2025, primarily as a result of a $1.4 million increase in real estate inventory impairment and lot option contract abandonment charges.
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

As of (in thousands, except percentages)	March 31, 2025	December 31, 2024
Notes payable	$42,648	$3,060
Equity	407,163	401,727
Total capitalization	$449,811	$404,787
Debt-to-book capitalization	9.5%	0.8%
Notes payable	$42,648	$3,060
Less: cash and cash equivalents	12,651	22,363
Net debt	29,997	(19,303)
Equity	407,163	401,727
Total net capitalization	$437,160	$382,424
Net debt-to-net book capitalization	6.9%	(5.0)%
Liquidity and Capital Resources
Overview
As of March 31, 2025, we had $12.7 million of cash and cash equivalents. We believe existing cash and cash equivalents, availability under our Amended Credit Facility and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. We exercise strict controls and have a prudent strategy for our cash management, including those related to cash outlays for lot acquisitions and deposits on lot-option contracts. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisitions are reviewed and analyzed by our senior management team and ultimately approved by our Chief Executive Officer and Chief Financial Officer. Additionally, our land-light business model reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, which better aligns our pace of home orders and home starts. Our principal uses of cash include deposits on lot-option contracts, acquisition of finished lots, home construction, operating expenses, and the payment of interest and routine liabilities.
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
Looking beyond the next 12 months, our primary funding needs will continue to center around home construction, finished lot acquisitions necessary to maintain a minimum four-year lot supply, growing active community count, growth into new and existing markets, and principal and interest payments on our Amended Credit Facility. We expect our existing cash reserves, along with generated cash flows and availability under our Amended Credit Facility, will be sufficient to fund our ongoing operational activities and provide the necessary capital for future lot purchases and related growth strategies.
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
Amended Credit Facility
As of March 31, 2025, the Company has a $250.0 million unsecured revolving credit facility that was entered into concurrently with the IPO (the Amended Credit Facility), which replaced the previous $175.0 million unsecured revolving credit facility. The Amended Credit Facility matures in January 2027, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments, and provides that up to $20.0 million may be used for letters of credit.
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
The Amended Credit Facility contains certain financial covenants, among others, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $130.0 million, (b) 32.5% of positive pre-tax income earned in any fiscal quarter after June 30, 2023, (c) 75% of the equity proceeds of Smith Douglas Homes Corp. and its subsidiaries from the IPO and (d) 50% of new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after the IPO, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restrict certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required immediately to repay all amounts outstanding under the Amended Credit Facility. As of March 31, 2025, we were in compliance with all covenants related to the Amended Credit Facility.
As of March 31, 2025, there were $40.0 million of outstanding borrowings under the Amended Credit Facility. As of May 9, 2025, there were $52.0 million of outstanding borrowings under the Amended Credit Facility. As of March 31, 2025 and May 9, 2025, there were no outstanding letters of credit.
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
See Part I—Item 1A. Risk Factors—Risks Related to our Organizational Structure of our Annual Report and Certain Relationships and Related Person Transactions of our Proxy Statement.
Cash flows from operating, investing, and financing activities – comparison for the three months ended March 31, 2025 and 2024
The following table summarizes our cash flows for the periods presented (in thousands):

Three months ended March 31,	2025	2024
Net cash used in operating activities	$(34,905)	$(9,273)
Net cash used in investing activities	(2,106)	(430)
Net cash provided by financing activities	27,299	22,704
Net (decrease) increase in cash and cash equivalents	(9,712)	13,001
Cash and cash equivalents, beginning of period	22,363	19,777
Cash and cash equivalents, end of period	$12,651	$32,778
Operating activities
We used $34.9 million and $9.3 million in net cash in operating activities for the three months ended March 31, 2025 and 2024, respectively. Operating cash flows for the three months ended March 31, 2025 benefited from cash generated by net income of $18.7 million, non-cash operating expenses of $3.3 million, and a $2.7 million increase in accounts payable, which were more than offset by a $19.5 million increase in real estate inventory, $17.0 million increase in deposits on real estate under option or contract, $11.5 million increase in other assets, and $11.9 million decrease in accrued expenses and other liabilities. Operating cash flows for the three months ended March 31, 2024 benefited from cash generated by net income of $20.5 million and non-cash operating expenses of $2.5 million, which were more than offset by a $17.8 million increase in real estate inventory, $7.7 million increase in deposits on real estate under option or contract, and $7.2 million decrease in accrued expenses and other liabilities.
Investing activities
We used $2.1 million and $0.4 million in net cash in investing activities for the three months ended March 31, 2025 and 2024, respectively. The net cash used in investing activities during the three months ended March 31, 2025 was primarily due to $1.0 million in purchases of property and equipment and $1.1 million in investments in unconsolidated entities. The net cash used in investing activities during the three months ended March 31, 2024 was primarily due to purchases of property and equipment.
Financing activities
We generated $27.3 million and $22.7 million in net cash from financing activities for the three months ended March 31, 2025 and 2024, respectively. The net cash provided by financing activities during the three months ended March 31, 2025 was primarily due to $40.0 million in net borrowings under the Amended Credit Facility, partially offset by $13.9 million in tax distributions. The net cash provided by financing activities during the three months ended March 31, 2024 was primarily due to $116.3 million in net proceeds from the IPO and Reorganization Transactions, partially offset by $71.4 million in net repayments under the Prior Credit Facility and $16.3 million in distributions.
Material Cash Commitments
Other than with respect to the interest on the outstanding borrowings under our Amended Credit Facility, as described above, there have been no material changes to the material cash commitments described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report.
Off-Balance Sheet Arrangements
While using land bankers and third-party developers as part of our land-light operating strategy comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own and develop a higher percentage of their land supply. As of March 31, 2025, we had 888 owned unstarted lots in real estate inventory on our balance sheet which represented only 4.3% of our total controlled lot supply.
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
As of March 31, 2025, we had $114.5 million of non-refundable cash deposits under land and lot-option contracts pertaining to 13,385 lots with a remaining aggregate purchase price of approximately $920.1 million.

Surety Bonds and Letters of Credit
From time to time, we may enter into surety bond and letter of credit arrangements with local municipalities, government agencies and developers. These arrangements relate to certain performance or maintenance-related obligations. As of March 31, 2025, there were no outstanding letters of credit. Surety bonds do not have stated expiration dates, rather, we are released from the bonds as the contractual performance is completed. These bonds, which totaled $38.9 million and $32.1 million as of March 31, 2025 and December 31, 2024, respectively, are typically outstanding over a period of approximately one to five years depending on the pace of development. If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, our ability to operate could be restricted and could have an adverse effect on our business and results of operations.
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
Our significant accounting policies are described in Note 1—Description of the business and summary of significant accounting policies to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. There have been no material changes to the Company’s critical accounting estimates since our Annual Report.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the three months ended March 31, 2025, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting as described below.

Previously reported material weakness

As previously disclosed in Part II, Item 9A. Controls and Procedures of our Annual Report, our management identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access, change management, and segregation of duties related to certain key information technology (“IT”) systems that support the Company's financial reporting processes, resulting in ineffective design and implementation of IT-dependent controls. We believe that the material weakness is due to gaps in the sufficiency of IT resources, IT policies and procedures, and risk-assessment processes to identify and assess access and changes in certain IT environments that could impact internal controls over financial reporting.

Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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
Changes in internal control over financial reporting
Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, which was ongoing as of the date of issuance of this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A. Risk Factors in our Annual Report. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes in the risks affecting the Company since the filing of our Annual Report.
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

Smith Douglas Homes Corp.

Date: May 14, 2025	By:	/s/ Gregory S. Bennett
Gregory S. Bennett
President, Chief Executive Officer, Vice Chairman, and Director
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Russell Devendorf
Russell Devendorf
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)