Form 10-Q
period 2025-09-30
Smith Douglas Homes Corp.
filed 2025-11-05
CIK 1982518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the number of shares of the registrant’s Class A common stock outstanding was approximately 9,017,638, and the number of shares of the registrant’s Class B common stock outstanding was approximately 42,435,897.

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
•“GSB Holdings” refers to GSB Holdings LLC, of which 75% of the member interests are owned by the GSB Family Trust and 25% of the member interests are owned directly by our Chief Executive Officer, President, and Vice Chairman, Greg Bennett, who is the sole manager.
•“GSB Family Trust” refers to the GSB Family Trust u/a dated September 19, 2023, a grantor trust established by our Chief Executive Officer, President, and Vice Chairman, Greg Bennett.
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
•as of October 31, 2025, Smith Douglas Homes Corp. owns, directly or indirectly, 9,017,638 LLC Interests, representing approximately 17.5% of the economic interest in Smith Douglas Holdings LLC;
•as of October 31, 2025, the Continuing Equity Owners own (i) 42,435,897 LLC Interests, representing approximately 82.5% of the economic interest in Smith Douglas Holdings LLC and (ii) 42,435,897 shares of Class B common stock of Smith Douglas Homes Corp.;
•as of October 31, 2025, the purchasers in the IPO own (i) 9,017,638 shares of Class A common stock of Smith Douglas Homes Corp., representing approximately 2.1% of the combined voting power of all of Smith Douglas Homes Corp.’s common stock and approximately 100% of the economic interest in Smith Douglas Homes Corp., and (ii) through Smith Douglas Homes Corp.’s ownership of LLC Interests, indirectly hold approximately 17.5% of the economic interest in Smith Douglas Holdings LLC; and
•our Class A common stock and Class B common stock have what is commonly referred to as a “high/low vote structure,” which means that shares of our Class B common stock initially have ten votes per share and our Class A common stock have one vote per share. Upon the occurrence of the Sunset Date, each share of Class B common stock will then be entitled to one vote per share. This high/low vote structure enables the Continuing Equity Owners to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company. Furthermore, the Continuing Equity Owners exert a significant degree of influence, or actual control, over matters requiring stockholder approval. We believe that maintaining this control by the Continuing Equity Owners will help enable them to successfully guide the implementation of our growth strategies and strategic vision.
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward‑looking statements. We intend such forward‑looking statements to be covered by the safe harbor provisions for forward‑looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward‑looking statements. Statements regarding our future results of operations and financial position, liquidity runway and capital resources, any future declaration of cash dividends, remediation of material weakness in internal controls, our status as an emerging growth company, future tax savings, business strategy, and plans and objectives of management for future operations, including, among others, statements regarding the Transactions, expected growth, future capital expenditures, and debt service obligations are forward-looking statements. In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.
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
•risks associated with maintaining our land and lot inventory;
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
•the effects of data security breaches, IT failures, and violations of data protection and privacy laws and regulations;
•the effects of governmental regulations and requirements on our operations, including land development and homebuilding;
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$14,775	$22,363
Real estate inventory	314,524	277,834
Deposits on real estate under option or contract	135,756	103,026
Real estate not owned	28,828	5,830
Property and equipment, net	9,507	3,775
Goodwill	25,726	25,726
Deferred tax asset, net	10,472	10,906
Other assets	31,971	26,441
Total assets	$571,559	$475,901
Liabilities and Equity
Liabilities:
Accounts payable	$21,101	$17,234
Customer deposits	5,156	5,301
Notes payable	53,637	3,060
Liabilities related to real estate not owned	28,828	5,830
Accrued expenses and other liabilities	25,992	32,348
Tax receivable agreement liability	10,401	10,401
Total liabilities	145,115	74,174
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value – 250,000,000 shares authorized; 9,017,638 and 8,846,154 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.0001 par value – 100,000,000 shares authorized; 42,435,897 shares issued and outstanding as of September 30, 2025 and December 31, 2024	4	4
Additional paid-in capital	59,581	58,208
Retained earnings	22,593	15,419
Total stockholders’ equity attributable to Smith Douglas Homes Corp.	82,179	73,632
Non-controlling interests attributable to Smith Douglas Holdings LLC	344,265	328,095
Total equity	426,444	401,727
Total liabilities and equity	$571,559	$475,901
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Home closing revenue	$262,041	$277,835	$710,687	$687,977
Cost of home closings	207,071	204,140	550,248	505,764
Home closing gross profit	54,970	73,695	160,439	182,213

Selling, general and administrative costs	36,088	34,137	103,789	93,487
Equity in income from unconsolidated entities	(640)	(396)	(1,457)	(800)
Interest expense	898	614	2,336	1,903
Other expense (income), net	1,388	(245)	1,789	765
Income before income taxes	17,236	39,585	53,982	86,858
Provision for income taxes	1,021	1,761	2,622	3,814
Net income	16,215	37,824	51,360	83,044
Net income attributable to non-controlling interests and LLC members prior to IPO	14,089	32,477	44,186	71,079
Net income attributable to Smith Douglas Homes Corp.	$2,126	$5,347	$7,174	$11,965

	Three months ended September 30,		Nine months ended September 30, 2025	Period from January 11, 2024 to September 30, 2024
	2025	2024
Earnings per share:
Basic	$0.24	$0.60	$0.80	$1.35
Diluted	$0.24	$0.58	$0.78	$1.30
Weighted average shares of common stock outstanding:
Basic	9,017,398	8,846,154	8,994,810	8,846,154
Diluted	9,056,364	51,533,407	9,192,482	51,502,413
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Equity
(Unaudited and in thousands, except unit and share amounts)

	Smith Douglas Homes Corp. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock					Non- Controlling Interests
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity	Amounts	Total Equity
Balance June 30, 2025	9,015,173	$1	42,435,897	$4	$59,789	$20,188	$79,982	$334,850	$414,832
Tax distributions	—	—	—	—	—	279	279	(4,674)	(4,395)
Equity-based compensation	—	—	—	—	1,054	—	1,054	—	1,054
Stock issued under incentive award plans, net of shares withheld for employee taxes	2,465	—	—	—	(1,262)	—	(1,262)	—	(1,262)
Net income	—	—	—	—	—	2,126	2,126	14,089	16,215
Balance September 30, 2025	9,017,638	$1	42,435,897	$4	$59,581	$22,593	$82,179	$344,265	$426,444

Balance December 31, 2024	8,846,154	$1	42,435,897	$4	$58,208	$15,419	$73,632	$328,095	$401,727
Tax distributions	—	—	—	—	—	—	—	(28,016)	(28,016)
Equity-based compensation	—	—	—	—	2,635	—	2,635	—	2,635
Stock issued under incentive award plans, net of shares withheld for employee taxes	171,484	—	—	—	(1,262)	—	(1,262)	—	(1,262)
Net income	—	—	—	—	—	7,174	7,174	44,186	51,360
Balance September 30, 2025	9,017,638	$1	42,435,897	$4	$59,581	$22,593	$82,179	$344,265	$426,444
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Equity - Continued
(Unaudited and in thousands, except unit and share amounts)

	Smith Douglas Holdings LLC Members’ Equity (prior to Reorganization Transactions) Note 1						Smith Douglas Homes Corp. Stockholders’ Equity
	Class A Units		Class C Units		Class D Units		Class A Common Stock		Class B Common Stock					Non- Controlling Interests
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity	Amounts	Total Equity
Balance June 30, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$55,776	$6,321	$62,102	$282,457	344,559
Tax distributions	—	—	—	—	—	—	—	—	—	—	—	(248)	(248)	(11,009)	(11,257)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,234	—	1,234	—	1,234
Net income	—	—	—	—	—	—	—	—	—	—	—	5,347	5,347	32,477	37,824
Balance September 30, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$57,010	$11,420	$68,435	$303,925	$372,360

Balance December 31, 2023	111,111	$206,303	2,000	$2,000	600	$600									$208,903
Distributions	—	(16,259)	—	—	—	—									(16,259)
Net loss prior to Reorganization Transactions and IPO	—	(1,160)	—	—	—	—									(1,160)
Reorganization Transactions	(111,111)	(188,884)	—	—	—	—	—	$—	44,871,794	$4	$—	$—	4	$188,884	4
IPO and Related Transactions	—	—	(2,000)	(2,000)	(600)	(600)	8,846,154	1	(2,435,897)	—	52,989	—	52,990	65,333	115,723
Increase in deferred tax asset from IPO and Related Transactions	—	—	—	—	—	—	—	—	—	—	858	—	858	—	858
Tax distributions	—	—	—	—	—	—	—	—	—	—	—	(545)	(545)	(22,531)	(23,076)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3,163	—	3,163	—	3,163
Net income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	11,965	11,965	72,239	84,204
Balance September 30, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$57,010	$11,420	$68,435	$303,925	372,360
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$51,360	$83,044
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,766	1,128
Accrued incentive compensation expense	618	1,921
Share-based payment expense	2,635	3,163
Abandonment of lot option contracts	2,296	—
Impairment of real estate inventory	642	—
Amortization of debt issuance costs	700	727
Equity in earnings from unconsolidated entities	(1,457)	(800)
Distributions of income from unconsolidated entities	1,381	772
Non-cash lease expense	522	438
Provision for deferred income taxes	434	566
Other	(11)	26
Changes in assets and liabilities:
Real estate inventory	(60,962)	(61,539)
Deposits on real estate under option or contract	(34,394)	(23,113)
Other assets	(2,798)	(3,184)
Accounts payable	3,867	6,187
Customer deposits	(145)	440
Accrued expenses and other liabilities	(7,548)	3,879
Net cash (used in) provided by operating activities	(41,094)	13,655

Cash flows from investing activities:
Purchases of property and equipment	(4,512)	(3,211)
Investments in unconsolidated entities	(1,086)	(600)
Other	25	31
Net cash used in investing activities	(5,573)	(3,780)

Cash flows from financing activities:
Issuance of Class A common stock in IPO, net of underwriting discount	—	172,765
Issuance of Class B common stock	—	4
Payment of offering costs	—	(6,869)
Redemption of Class C and D units	—	(2,600)
Purchase of LLC interests from Continuing Equity Owners	—	(47,573)
Borrowings under revolving credit facility	164,000	60,000
Repayments under revolving credit facility	(115,000)	(131,000)
Payments on notes payable	(1,260)	(1,169)

Payments on notes payable - related party	(163)	(938)
Proceeds from sales of real estate not owned	36,683	4,890
Payments related to repurchases of real estate not owned	(13,685)	(12,260)
Distributions	(28,016)	(39,335)
Payment of shares withheld for taxes	(1,262)	—
Payment of debt issuance costs	(2,218)	(1,851)
Net cash provided by (used in) financing activities	39,079	(5,936)

Net (decrease) increase in cash and cash equivalents	(7,588)	3,939
Cash and cash equivalents, beginning of period	22,363	19,777
Cash and cash equivalents, end of period	$14,775	$23,716
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited, in thousands)

	Nine months ended September 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest, net of amounts capitalized	$1,300	$1,343

Cash paid for income taxes	$3,505	$2,961

Right-of-use assets obtained in exchange for new operating lease liabilities	$574	$1,550

Capital expenditures financed by issuance of related party note payable	$3,000	$—
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
The Company is a builder of single-family homes in communities in certain markets in the southeastern and southern United States. The Company’s homes and communities are primarily targeted to first-time and empty-nest homebuyers. The Company currently operates in metropolitan Atlanta, Birmingham, Central Georgia, Charlotte, Chattanooga, Dallas-Fort Worth, Greenville, Houston, Huntsville, Nashville, Raleigh, and the Alabama Gulf Coast. The Company utilizes a land-light business model whereby the Company typically purchases finished lots via lot-option contracts from various third-party land developers or land bankers. Additionally, the Company offers title insurance and mortgage brokerage services through unconsolidated joint ventures.
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
The non-controlling interests in the unaudited condensed consolidated statements of income represent the portion of earnings attributable to the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners. The non-controlling interests in the unaudited condensed consolidated balance sheets represent the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of September 30, 2025 and December 31, 2024, the non-controlling interests were 82.5% and 82.7%, respectively.
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
Real estate inventory is stated at cost unless a community is determined to be impaired, at which point the inventory is written down to fair value as required by ASC Topic 360-10, Property, Plant, and Equipment. The Company reviews its real estate inventory for indicators of potential impairment on a quarterly basis at the community level considering market and economic conditions, current sales absorption rates and recent profitability of new home sales. When an indicator of impairment is identified, the Company prepares and analyzes cash flows at the community level on an undiscounted basis. If the undiscounted cash flows are less than the community's carrying value, the Company generally estimates the fair value using the estimated future discounted cash flows of the respective community. A community with a fair value less than its carrying value is written down to such fair value and resulting losses are reported within cost of home closings in the accompanying consolidated statements of income. During the nine months ended September 30, 2025, the Company recognized an inventory impairment charge of $0.6 million in the Central reporting segment, which is included within cost of home closings in the accompanying unaudited condensed consolidated statements of income. No impairment charges were recognized during the nine months ended September 30, 2024. No impairment charges were recognized during the three months ended September 30, 2025 or 2024.

Revenue recognition
The Company recognizes revenue when a home closes with a homebuyer, which is the time at which title and possession of the property are transferred to that homebuyer and all cash consideration due from the homebuyer is received. The Company’s performance obligation, to deliver the home, is generally satisfied in less than one year from the original contract date.
When the Company executes sales contracts with its homebuyers, or when it requires advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. The Company either retains or refunds to the customer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. As of September 30, 2025 and December 31, 2024, customer deposits totaled $5.2 million and $5.3 million, respectively. Substantially all customer deposits are recognized in revenue within one year of being received from homebuyers.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of September 30, 2025 and December 31, 2024, there were no known items which would result in a significant accrual for uncertain tax positions. The Company's 2023 and 2024 tax years remain subject to examination.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC Topic 740, Income Taxes, requires the tax effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Those effects, both current tax and deferred tax, are reported as part of continuing operations. The Company has assessed the legislation and determined that it does not have a material impact on the Company's income tax expense for the three and nine months ended September 30, 2025 nor does it materially impact the Company's effective income tax rate for 2025.
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
Note 2 ‑ Real estate inventory and capitalized interest:
A summary of real estate inventory is as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Lots held for construction	$66,770	$73,352
Homes under construction, completed homes and model homes	247,754	204,482
Total real estate inventory	$314,524	$277,834
The Company capitalizes into real estate inventory interest costs incurred on homes under construction during the construction period until substantial completion. The Company does not capitalize interest on homes where construction has been suspended.
A summary of capitalized interest is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Capitalized interest, beginning of period	$833	$827	$253	$1,338
Interest incurred	1,828	1,025	4,367	2,857
Interest expensed	(898)	(614)	(2,336)	(1,903)
Interest charged to cost of home closings	(698)	(351)	(1,219)	(1,405)
Capitalized interest, end of period	$1,065	$887	$1,065	$887
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
Based on the provisions of the relevant accounting guidance, the Company has concluded that when it enters into an option or purchase agreement to acquire lots from an entity, a variable interest entity (VIE) may be created. The Company evaluates all option and purchase agreements and amendments for land to determine if the related entity is a VIE. As required by ASC Topic 810, Consolidation, the Company assesses whether it is the primary beneficiary for each VIE. In order to determine if the Company is the primary beneficiary, the Company must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE. If the Company does not control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company has the ability to control such activities, the Company would be the primary beneficiary of the VIE if it has an obligation to absorb losses or has the right to receive benefits that could potentially be significant to the VIE. As of September 30, 2025 and December 31, 2024, the Company was not identified as the primary beneficiary of any VIEs associated with option and purchase agreements. Therefore, no such VIEs required consolidation under ASC Topic 810.
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
The following provides a summary of the Company's interests in land option agreements (in thousands):

	September 30, 2025
	Deposits or Investments	Remaining Purchase Price
Option contracts	$129,156	$1,368,364
Option contracts with unconsolidated entities	8,286	28,713
Total option contracts	$137,442	$1,397,077

	December 31, 2024
	Deposits or Investments	Remaining Purchase Price
Option contracts	$100,826	$1,094,040
Option contracts with unconsolidated entities	2,800	13,674
Total option contracts	$103,626	$1,107,714
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
During the three and nine months ended September 30, 2025, the Company recognized lot option contract abandonment charges of $1.6 million and $2.3 million, respectively, in the Central reporting segment, which is included within other expense (income), net in the accompanying unaudited condensed consolidated statements of income. No lot option contract abandonment charges were recognized during the three and nine months ended September 30, 2024.

Note 4 ‑ Investments in unconsolidated entities:
The Company has non‑controlling equity interests in various entities for which the Company applies the equity method of accounting. As of September 30, 2025, the Company had equity method investments in two entities engaged in the development and sale of lots, one entity engaged in providing mortgage broker services to our homebuyers, and one entity engaged in providing title insurance services to our homebuyers. The Company’s proportionate share of the entities’ income was approximately $0.6 million and $1.5 million during the three and nine months ended September 30, 2025, respectively, and $0.4 million and $0.8 million during the three and nine months ended September 30, 2024, respectively. The entities distributed approximately $0.6 million and $1.4 million during the three and nine months ended September 30, 2025, respectively, and $0.4 million and $0.8 million to the Company during the three and nine months ended September 30, 2024, respectively. The Company contributed approximately $1.1 million during the nine months ended September 30, 2025 and $0.6 million during the three and nine months ended September 30, 2024. The Company made no contributions during the three months ended September 30, 2025. Investments in unconsolidated entities totaled approximately $2.2 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively, which are included within other assets in the accompanying unaudited condensed consolidated balance sheets.
Note 5 ‑ Notes payable:
As of September 30, 2025, the Company has a $325.0 million unsecured revolving credit facility under the Amended Credit Facility (as defined below). On May 15, 2025, the Company entered into that certain Lender Addition and Acknowledgment Agreement and First Amendment to Amended and Restated Credit Agreement (the “First Amendment”; the Credit Facility as amended by the First Amendment, the "Amended Credit Facility") to, among other things, (i) increase the total revolving commitments from $250.0 million to $325.0 million, (ii) increase certain thresholds and sublimits in the borrowing base to allow for additional borrowing flexibility, (iii) extend the revolving loan maturity date from January 16, 2027 to May 15, 2029, and (iv) revise certain financial covenants. The Amended Credit Facility matures on May 15, 2029, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments. The Amended Credit Facility provides that up to $20.0 million of the commitments may be used for letters of credit.
The borrowings and letters of credit outstanding under the Amended Credit Facility may not exceed the borrowing base as defined in the Amended Credit Facility. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company.
Borrowings under the Amended Credit Facility bear interest, at the borrower’s option, at either a base rate or Secured Overnight Financing Rate (which may be a daily simple rate or based on 1-, 3- or 6-month interest periods, in each case at the borrower’s option), plus an applicable margin. The applicable margin ranges from 2.35% to 3.00% based on the Company’s leverage ratio as determined in accordance with a pricing grid defined in the Amended Credit Facility. Interest is payable in arrears on the last business day of each month or at the end of each 1-, 3- or 6-month interest period, as applicable. As of September 30, 2025, the interest rate on outstanding borrowings under the Amended Credit Facility was 6.57%. Borrowings under the previous credit facility bore interest at the Prime Rate, as defined, plus an applicable margin ranging from minus 25 basis points to 20 basis points based on the Company’s leverage ratio as determined in accordance with a pricing grid.
The Amended Credit Facility contains certain financial covenants, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $286.1 million, (b) 32.5% of pre‑tax income earned in any fiscal quarter after March 31, 2025, and (c) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries at any time after March 31, 2025, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restrict certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility. As of September 30, 2025, the Company was in compliance with all covenants related to the Amended Credit Facility.
As of September 30, 2025, there were $49.0 million of outstanding borrowings under the Amended Credit Facility. As of December 31, 2024, there were no outstanding borrowings under the Previous Credit Facility. As of September 30, 2025 and December 31, 2024, there were no outstanding letters of credit. Availability as determined in accordance with the Borrowing Base, as defined, totaled approximately $201.4 million as of September 30, 2025.
On July 31, 2023, the Company entered into a three-year seller note payable of $5.0 million as part of the consideration for the acquisition of Devon Street which bears interest at 8% per annum. The seller note is payable in quarterly installments of principal and accrued interest beginning September 30, 2023 through maturity on September 30, 2026. The seller was previously employed as the division president of the Houston division until December 31, 2024. As of September 30, 2025 and December 31, 2024, the balance on the seller note payable was $1.8 million and $3.1 million, respectively, which is included in notes payable in the accompanying unaudited condensed consolidated balance sheets.
On May 13, 2025, the Company borrowed $3.0 million in the form of a secured promissory note from The BF Holding Trust, an entity affiliated with the Founder Fund, which bears interest at 8.5% per annum. The promissory note was used to partially fund the purchase of an office building located in Woodstock, Georgia from JBB Cherokee Holdings LLC, an entity affiliated with the Founder Fund (see Note 13, Transactions with related parties). The promissory note is payable in monthly installments of principal and interest through maturity on May 13, 2030. As of September 30, 2025, the balance on the related party promissory note was $2.8 million, which is included in notes payable in the accompanying unaudited condensed consolidated balance sheets.
Future maturities of notes payable to third parties, including borrowings under the Amended Credit Facility, are as follows as of September 30, 2025 (in thousands):

Year ending December 31,
2025 (1)	$562
2026	1,892
2027	575
2028	626
2029	49,681
Thereafter	301
$53,637
(1)Remaining payments are for the three months ending December 31, 2025.
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

		Fair Value (In Thousands)
Asset or Liability	Fair Value Hierarchy	September 30, 2025	December 31, 2024
Disclosed at fair value:
Borrowings under Amended Credit Facility	Level 2	$49,000	$—
Seller note payable	Level 2	$1,800	$3,060
Related party promissory note	Level 2	$2,837	$—
The carrying value of the borrowings under the Amended Credit Facility approximates fair value due to variable rate terms that approximate market rates.
The carrying value of the seller note payable and related party promissory note approximate fair value because the interest rates on the notes approximate market rates as of September 30, 2025 and December 31, 2024.
Note 7 ‑ Warranty reserves:
A summary of the activity in the Company’s warranty liability account is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$3,777	$3,104	$3,622	$2,839
Additions to reserves from new home closings	532	555	1,431	1,374
Warranty claims	(98)	(97)	(354)	(339)
Adjustments to pre‑existing reserves	(207)	(251)	(695)	(563)
Balance, end of period	$4,004	$3,311	$4,004	$3,311
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease costs	$75	$201	$561	$540
Variable lease costs - operating	$141	$98	$220	$208
The following table presents additional information about the Company’s leases (dollars in thousands):

	September 30, 2025	December 31, 2024
Right-of-use (ROU) assets	$2,037	$3,065
Lease liabilities	$2,157	$3,183

ROU assets are included within other assets and lease liabilities are included within accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets.
Note 9 ‑ Commitments and contingencies:
The Company is subject to certain contingent liabilities resulting from litigation, claims, and other commitments which arise in the ordinary course of business. Management and legal counsel believe that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or cash flows of the Company. In the normal course of business, the Company posts letters of credit and performance and other surety bonds related to certain development obligations with local municipalities, government agencies and developers. As of September 30, 2025 and December 31, 2024, performance and surety bonds totaled $44.1 million and $32.1 million, respectively. As of September 30, 2025 and December 31, 2024, there were no outstanding letters of credit.
Note 10 - Equity:
The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of September 30, 2025:

	Authorized	Issued & Outstanding	Votes per share	Economic Rights
Preferred stock	10,000,000	None

Common stock:
Class A	250,000,000	9,017,638	1	Yes
Class B	100,000,000	42,435,897	10(1)	No
(1)Each share of Class B common stock entitles its holders to ten votes per share on all matters presented to the stockholders and on which the holders of the Class B common stock are entitled to vote; provided, that each share of Class B common stock will only be entitled to one vote per share on all matters presented to the stockholders generally upon the Sunset Date.
The following table summarizes Class A common stock reserved for issuances as of September 30, 2025:

Conversion of LLC Interests held by Continuing Equity Owners	42,435,897
RSUs	2,390,618
Total	44,826,515
The Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through September 30, 2025, no series of preferred stock have been issued.
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
As of September 30, 2025, Smith Douglas Homes Corp. holds a 17.5% economic interest in Smith Douglas Holdings LLC through its ownership of 9,017,638 LLC Interests but consolidates Smith Douglas Holdings LLC as sole managing member. The remaining 42,435,897 LLC Interests representing an 82.5% economic interest are held by the Continuing Equity Owners and presented in the unaudited condensed consolidated financial statements as non-controlling interests.
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
Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, Smith Douglas Holdings LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Smith Douglas Holdings LLC is required to distribute cash, to the extent that Smith Douglas Holdings LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Smith Douglas Holdings LLC taxable earnings. Smith Douglas Holdings LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Smith Douglas Holdings LLC made tax distributions to the Continuing Equity Owners totaling approximately $4.7 million and $28.0 million for the three and nine months ended September 30, 2025, respectively, and $11.3 million and $37.7 million for the three and nine months ended September 30, 2024, respectively.
Redemption of Class C & Class D Units
On January 16, 2024, after the IPO, Smith Douglas Holdings LLC redeemed all of its Class C and Class D Units at an aggregate redemption price of $2.6 million.
Stock Repurchase Program
In May 2025, the Board of Directors authorized a stock repurchase program for up to $50.0 million of the Company's Class A common stock. The volume, timing, and manner of any repurchases will be determined at the Company's discretion, subject to general market conditions, as well as the Company's management of capital, general business conditions, other investment opportunities, regulatory requirements, and other factors. The repurchase program does not obligate the Company to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of the Board of Directors. There were no shares acquired under the program as of September 30, 2025.

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

Time-based Restricted Stock Units
The following table summarizes information about time-based restricted stock units (RSUs):

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Beginning balance	533,474	$20.83	462,146	$21.23	463,938	$21.34	—	$—
Granted	11,317	20.09	11,785	25.46	295,204	20.49	476,781	21.33
Vested	(3,636)	25.22	—	—	(217,797)	21.56	—	—
Forfeited	—	—	(1,330)	21.00	(190)	21.00	(4,180)	21.00
Ending balance	541,155	$20.79	472,601	$21.33	541,155	$20.79	472,601	$21.33
Generally, the RSUs granted during the nine months ended September 30, 2025 vest in three equal installments on each of the first three anniversaries of the grant date, subject to the employee’s continued employment through the applicable vesting date. The RSUs granted during the nine months ended September 30, 2024 vested in full upon the one-year anniversary of the closing date of the IPO, subject to the employee’s continued employment or the director’s continued service, with the exception of one executive’s award that vests in six equal installments on each of the first six anniversaries of the closing date of the IPO, subject to the employee’s continued employment through the applicable vesting date. Additionally, vesting of the awards granted during the nine months ended September 30, 2025 and 2024 is subject to certain change in control and qualifying termination provisions as provided in the award agreements.
The Company recognized compensation expense for RSUs of approximately $0.9 million and $2.4 million during the three and nine months ended September 30, 2025, respectively, and $1.2 million and $3.2 million during the three and nine months ended September 30, 2024, respectively, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income.
The unamortized compensation cost related to RSUs of approximately $9.3 million as of September 30, 2025 is expected to be recognized over a weighted-average period of approximately 1.77 years.
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

The following table summarizes information about PSUs during the nine months ended September 30, 2025:

Period Granted	Measurement Period	Target PSUs Outstanding as of December 31, 2024	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding as of September 30, 2025	Weighted Average Grant Date Fair Value
2025	2025 - 2027	—	55,619	—	—	55,619	$25.24
Total		—	55,619	—	—	55,619
During the three and nine months ended September 30, 2025, the Company recognized compensation expense for PSUs of approximately $117,000 and $248,000, respectively, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. The unamortized compensation cost related to PSUs of approximately $1.2 million as of September 30, 2025 is expected to be recognized over a weighted-average period of approximately 2.47 years. There were no PSUs granted during the nine months ended September 30, 2024.
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
The estimated annual effective tax rate for the year ending December 31, 2025 is 4.8%. The difference between the estimated annual effective income tax rate and the U.S. federal statutory rate is primarily due to: (1) income attributable to non-controlling interests which is not taxable to Smith Douglas Homes Corp., (2) Smith Douglas Holdings LLC’s election to be taxed at the entity level, and (3) state income taxes.
The Company’s income tax provision was $1.0 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, $1.8 million for the three months ended September 30, 2024, and $3.8 million for the period from January 11, 2024 to September 30, 2024. As the IPO occurred during the nine months ended September 30, 2024, and the Company had no business transactions or activities prior to the IPO, no amounts related to the provision for income taxes were incurred for the period from January 1, 2024 to January 10, 2024.
As of September 30, 2025, the Company has recorded a deferred tax asset of $9.4 million resulting from the step-up in basis allowed under Section 743(b) and 197 of the Internal Revenue Code related to the purchase of 2,435,897 LLC Interests from the Continuing Equity Owners discussed in Note 1, Description of business and summary of significant accounting policies, which is expected to be amortized over the useful lives of the underlying assets. The Company has also recorded a deferred tax asset of $17.8 million resulting from the outside basis difference related to its investment in Smith Douglas Holdings LLC by applying the look-through method to record the Company's proportionate share of inside basis differences within Smith Douglas Holdings LLC. The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, as of September 30, 2025, the Company has recorded a valuation allowance of $16.7 million for certain deferred tax assets the Company has determined are not more likely than not to be realized.
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
In connection with the IPO and related transactions, the Company entered into a tax receivable agreement (TRA) with Smith Douglas Holdings LLC and the Continuing Equity Owners that will provide for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes

Corp. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments as such savings are realized. As of September 30, 2025, the Company has recorded a TRA liability of $10.4 million.
Note 13 ‑ Transactions with related parties:
The Company rents office space under a lease with JBB Cherokee Holdings LLC, an entity affiliated by common ownership. Related party lease cost included in the accompanying unaudited condensed consolidated statements of income as a component of selling, general and administrative costs is presented in the table below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease costs (related party)	$—	$87	$142	$260
Variable lease costs – operating (related party)	$—	$27	$21	$66
Payments under the office lease agreement, along with costs associated with the office space, totaled approximately $0.1 million during the nine months ended September 30, 2025 and $0.1 million and $0.3 million during the three and nine months ended September 30, 2024, respectively. The Company made no payments for use of the office space during the three months ended September 30, 2025.
During the three and nine months ended September 30, 2025, the Company incurred no fees and $0.4 million, respectively, in the aggregate from certain entities affiliated by common ownership for use of facilities related to business development and vendor relations, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. During the three and nine months ended September 30, 2024, the Company incurred fees of $16,000 and $0.4 million, respectively, for the use of these facilities. The Company paid fees of $16,000 and $0.1 million, respectively, for the use of these facilities during the three and nine months ended September 30, 2024. The Company did not pay fees for use of these facilities during the three and nine months ended September 30, 2025.
The Company charters aircraft services from companies that are controlled by a related entity of the Founder Fund. Expenses incurred and paid to these companies under a dry lease agreement for the use of the aircraft for business travel totaled approximately $10,000 and $12,000 for the three and nine months ended September 30, 2025, respectively, and $8,000 and $86,000 for the three and nine months ended September 30, 2024, respectively, which are included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income.
The Company has related party receivables totaling approximately $0.1 million as of both September 30, 2025 and December 31, 2024 for various expenses paid by the Company on behalf of the related party, which are included in other assets in the accompanying unaudited condensed consolidated balance sheets.
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
Note 14 ‑ Segment information:
The Company operates one principal homebuilding business that is organized, managed and reported by geographic division. Management of the ten geographic divisions report to the Company's chief operating decision maker (CODM), which consists of the Chief Executive Officer and Chief Financial Officer of the Company. The CODM is regularly provided operating results of individual operating segments. These operating results include key operating metrics which inform the CODM's decisions regarding the allocation of resources and the assessment of the Company's overall operational performance. These operating results are reviewed against actual and budgeted figures, with income before income taxes (segment profit) being the key operating metric used to measure segment profit or loss. The Company's operating segments are aggregated into two reportable segments: Southeast and Central. The Southeast segment consists of the Atlanta, Central Georgia, Charlotte, Greenville, and Raleigh divisions. The Central segment consists of the Alabama, Dallas-Fort Worth, Houston, Nashville, and the Alabama Gulf Coast divisions. Each reportable segment follows the accounting policies described in Note 1, Description of business and summary of significant accounting policies. As the Central Georgia division was formed in the fourth quarter of 2024 and the Dallas-Fort Worth and Alabama Gulf Coast divisions were formed in 2025, segment information disclosed for the three and nine months ended September 30, 2024 does not include these divisions.
The following tables summarize financial information by segment (in thousands):

Three months ended September 30, 2025	Southeast	Central	Total
Home closing revenue	$166,625	$95,416	$262,041
Cost of home closings	128,631	78,440	207,071
Home closing gross profit	37,994	16,976	54,970

Less:(1)
Selling, general, and administrative expenses(2)	17,106	9,748	26,854
Other segment items(3)	34	1,835	1,869
Segment profit	20,854	5,393	26,247

Corporate selling, general, and administrative costs(4)			9,234
Other corporate items(5)			(223)

Income before income taxes			$17,236

Three months ended September 30, 2024	Southeast	Central	Total
Home closing revenue	$189,128	$88,707	$277,835
Cost of home closings	134,918	69,222	204,140
Home closing gross profit	54,210	19,485	73,695

Less:(1)
Selling, general, and administrative expenses(2)	14,429	8,153	22,582
Other segment items(3)	16	1,570	1,586
Segment profit	39,765	9,762	49,527

Corporate selling, general, and administrative costs(4)			11,555
Other corporate items(5)			(1,613)

Income before income taxes			$39,585

Nine Months Ended September 30, 2025	Southeast	Central	Total
Home closing revenue	$446,110	$264,577	$710,687
Cost of home closings	334,738	215,510	550,248
Home closing gross profit	111,372	49,067	160,439

Less:(1)
Selling, general, and administrative expenses(2)	44,512	27,501	72,013
Other segment items(3)	160	2,818	2,978
Segment profit	66,700	18,748	85,448

Corporate selling, general, and administrative costs(4)			31,776
Other corporate items(5)			(310)

Income before income taxes			$53,982

Nine Months Ended September 30, 2024	Southeast	Central	Total
Home closing revenue	$417,015	$270,962	$687,977
Cost of home closings	294,572	211,192	505,764
Home closing gross profit	122,443	59,770	182,213

Less:(1)
Selling, general, and administrative expenses(2)	35,948	24,716	60,664
Other segment items(3)	127	1,673	1,800
Segment profit	86,368	33,381	119,749

Corporate selling, general, and administrative costs(4)			32,823
Other corporate items(5)			68

Income before income taxes			$86,858
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

	September 30, 2025	December 31, 2024
Assets:
Southeast	$286,826	$230,226
Central (1)	248,813	205,257
Segment total	535,639	435,483
Corporate (2)	35,920	40,418
Total	$571,559	$475,901
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
Basic and diluted earnings per share of common stock have been computed as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30, 2025	Period from January 11, 2024 to September 30, 2024
	2025	2024
Numerator:
Net income attributable to Smith Douglas Homes Corp., Basic	$2,126	$5,347	$7,174	$11,965
Add: Net income impact from assumed redemption of all LLC Interests to common stock	—	32,477	—	72,239
Less: Income tax expense on net income attributable to NCI	—	(7,949)	—	(17,492)
Add: Dilutive impact of unvested RSUs	8	—	32	—
Net income attributable to Smith Douglas Homes Corp., after adjustment for assumed redemption, Diluted	$2,134	$29,875	$7,206	$66,712

Denominator:
Weighted average shares of common stock outstanding, Basic	9,017,398	8,846,154	8,994,810	8,846,154
Dilutive effects of:
LLC Interests that are exchangeable for common stock	—	42,435,897	0	42,435,897
Unvested RSUs	38,966	251,356	197,672	220,362
Weighted average shares of common stock outstanding, Diluted	9,056,364	51,533,407	9,192,482	51,502,413

Basic earnings per share	$0.24	$0.60	$0.80	$1.35
Diluted earnings per share	$0.24	$0.58	$0.78	$1.30

For the period from January 11, 2024 to September 30, 2024, net income attributable to the non-controlling interests added back to net income in the fully dilutive computation has been adjusted for income taxes which would have been expensed had the income been recognized by Smith Douglas Homes Corp., a taxable entity. The weighted average common shares outstanding in the diluted computation per share assumes all outstanding LLC Interests are redeemed and the Company elects to issue Class A shares of common stock upon redemption rather than cash-settle. The dilutive impact of LLC Interests assumed to be redeemed in exchange for the issuance of Class A common stock was included in the computation of diluted earnings per share under the if-converted method.
For the three and nine months ended September 30, 2025, the dilutive impact of 42,435,897 LLC Interests that are exchangeable for Class A common stock is not included in the calculation of diluted earnings per share as the effect would be anti-dilutive.
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
In the third quarter of 2025, we continued to see softening in the market as mortgage interest rates remain elevated and potential homebuyers raised concerns about affordability and macroeconomic uncertainty. In response, we have used financing incentives, such as closing cost credits and mortgage rate buydowns, to address these concerns. We achieved 788 homes closed for a total of $262.0 million in home closing revenue for the three months ended September 30, 2025, which reflects a decrease of 3% in the number of homes closed and 6% in home closing revenue over the same period of the prior year. Our net new home orders increased 15% and contract value of net new home orders increased 13% period over period.
We seek to construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. Our SMART Builder enterprise resource planning system and efficient construction process, which we call Rteam, allows us to provide this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we believe we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which were 11% for both the three months ended September 30, 2025 and 2024, respectively.
At the core of our land-light operating strategy lies the principle and discipline of primarily acquiring finished lots from a diverse pool of third-party land developers or land bankers through the effective utilization of lot-option contracts. Our lot acquisition strategy reduces our upfront capital requirements and generally seeks to provide for “just-in-time” lot delivery, better aligning our pace of home orders and home starts. While using land bankers and third-party developers comes at an additional cost, we believe our lot acquisition strategy reduces our operational and financial risk relative to other homebuilders that own a higher percentage of their land supply. As of September 30, 2025, we had 641 owned unstarted lots in real estate inventory on our balance sheet, which represented only 2.6% of our total controlled lot supply.
We believe the geographic markets in which we operate demonstrate strong population and employment growth trends, favorable migration patterns, and desirable lifestyle and weather conditions. Our operations are currently organized into ten geographical divisions which comprise two reportable segments. Our Southeast segment consists of our Atlanta, Central Georgia, Charlotte, Greenville, and Raleigh divisions. Our Central segment consists of our Alabama, Dallas-Fort Worth, Alabama Gulf Coast, Houston, and Nashville divisions. We think there is significant opportunity to expand our presence in each of our respective markets.
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
Segments
Our operations are currently organized into ten geographical divisions which comprise two reportable segments. Our Southeast segment consists of our Atlanta, Central Georgia, Charlotte, Greenville, and Raleigh divisions. Our Central segment consists of our Alabama, Dallas-Fort Worth, Alabama Gulf Coast, Houston, and Nashville divisions.
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

Comparison of three and nine months ended September 30, 2025 and 2024
The following table sets forth our statements of income and other operating data for the periods presented (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Consolidated Statements of Income Data:
Home closing revenue	$262,041	$277,835	$710,687	$687,977
Cost of home closings	207,071	204,140	550,248	505,764
Home closing gross profit	54,970	73,695	160,439	182,213
Selling, general, and administrative costs	36,088	34,137	103,789	93,487
Equity in income from unconsolidated entities	(640)	(396)	(1,457)	(800)
Interest expense	898	614	2,336	1,903
Other expense (income), net	1,388	(245)	1,789	765
Income before income taxes	17,236	39,585	53,982	86,858
Provision for income taxes	1,021	1,761	2,622	3,814
Net income	16,215	37,824	51,360	83,044
Net income attributable to non-controlling interests and LLC members prior to IPO	14,089	32,477	44,186	71,079
Net income attributable to Smith Douglas Homes Corp.	$2,126	$5,347	$7,174	$11,965
Earnings per share(1):
Basic	$0.24	$0.60	$0.80	$1.35
Diluted	$0.24	$0.58	$0.78	$1.30
Other operating data:
Home closings	788	812	2,128	2,031
ASP of homes closed	$333	$342	$334	$339
Net new home orders	690	600	2,194	2,080
Contract value of net new home orders	$231,818	$205,164	$737,957	$708,446
ASP of net new home orders	$336	$342	$336	$341
Cancellation rate(2)	11.2%	11.4%	9.7%	11.3%
Backlog homes (period end)(3)	760	961	760	961
Contract value of backlog homes (period end)	$258,732	$332,035	$258,732	$332,035
ASP of backlog homes (period end)	$340	$346	$340	$346
Active communities (period end)(4)	98	74	98	74
Controlled lots (period end):
Homes under construction	1,098	1,135	1,098	1,135
Owned lots	641	611	641	611
Optioned lots	22,561	16,132	22,561	16,132
Total controlled lots	24,300	17,878	24,300	17,878
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
Home closing revenue
Home closing revenue for the three months ended September 30, 2025, was $262.0 million, a decrease of $15.8 million, or 6%, from $277.8 million for the three months ended September 30, 2024. Home closing revenue for the nine months ended September 30, 2025, was $710.7 million, an increase of $22.7 million, or 3%, from $688.0 million for the nine months ended September 30, 2024. The change in revenue for both periods is primarily attributable to changes in the number of homes closed, which decreased by 3% and increased by 5% for the three and nine months ended September 30, 2025, respectively, while ASP of homes closed decreased by 3% and 1% for the three and nine months ended September 30, 2025, respectively. The reduction in the number of homes closed for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 were primarily due to decreases of 8% in our Southeast segment, partially offset by increases of 6% in our Central segment. The growth in the number of homes closed for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 were primarily due to increases of 9% in our Southeast segment, partially offset by decreases of 1% in our Central segment.
The following table sets forth our home closing revenue, number of home closings, and ASP of homes closed for the periods presented, in each of our reportable segments (dollar amounts in thousands):

Three months ended September 30,	2025			2024			Period over period change
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Southeast	$166,625	493	$338	$189,128	534	$354	(12)%	(8)%	(5)%
Central	95,416	295	323	88,707	278	319	8%	6%	1%
Total	$262,041	788	$333	$277,835	812	$342	(6)%	(3)%	(3)%

Nine months ended September 30,	2025			2024			Period over period change
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Southeast	$446,110	1,292	$345	$417,015	1,186	$352	7%	9%	(2)%
Central	264,577	836	316	270,962	845	321	(2)%	(1)%	(2)%
Total	$710,687	2,128	$334	$687,977	2,031	$339	3%	5%	(1)%
Cost of home closings
Cost of home closings for the three months ended September 30, 2025, was $207.1 million, an increase of $2.9 million, or 1%, from $204.1 million for the three months ended September 30, 2024, which was primarily driven by a 5% increase in the average cost of home closings, partially offset by a 3% decrease in home closings. Cost of home closings for the nine months ended September 30, 2025, was $550.2 million, an increase of $44.5 million, or 9%, from $505.8 million for the nine months ended September 30, 2024, which was primarily driven by a 5% increase in home closings and a 4% increase in the average cost of home closings.
Home closing gross profit
Home closing gross profit for the three months ended September 30, 2025 was $55.0 million, a decrease of $18.7 million, or 25%, from $73.7 million for the three months ended September 30, 2024. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 21.0% in the three months ended September 30, 2025 compared to 26.5% in the same period in 2024. Home closing gross profit for the nine months ended September 30, 2025 was $160.4 million, a decrease of $21.8 million, or 12%, from $182.2 million for the nine months ended September 30, 2024. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 22.6% in the nine months ended September 30, 2025 compared to 26.5% in the same period in 2024.
The decrease in home closing gross margin for each of the three and nine months ended September 30, 2025 compared to the same periods of the prior year was for each period primarily driven by increases of 5% and 4%, respectively, in the average cost of home closings and decreases of 3% and 1%, respectively, in the ASP of homes closed.
Selling, general, and administrative costs
Selling, general, and administrative costs for the three months ended September 30, 2025 were $36.1 million, an increase of $2.0 million, or 6%, from $34.1 million for the three months ended September 30, 2024. Selling, general, and administrative costs for the nine months ended September 30, 2025 were $103.8 million, an increase of $10.3 million, or 11%, from $93.5 million for the nine months ended September 30, 2024.
The increase for the three and nine months ended September 30, 2025 compared to the same periods of the prior year was for each period primarily due to an increase in division overhead associated with our increased active community count and newly formed divisions, including Central Georgia, Greenville, Alabama Gulf Coast, and Dallas-Fort Worth.
Equity in income from unconsolidated entities
Equity in income from unconsolidated entities consists primarily of our portion of income from our interest in the title company in which we hold a 49% interest and which operates in certain of our markets to provide title insurance to our homebuyers and our portion of income from our interest in the company engaged in providing mortgage broker services to our homebuyers. For the three and nine months ended September 30, 2025, equity in income from unconsolidated entities increased $0.2 million and $0.7 million, respectively, from the three and nine months ended September 30, 2024, in each case primarily due to higher title insurance revenue generated by the title company.
Interest expense
Interest expense is comprised of interest incurred, but not capitalized on our Prior Credit Facility, Amended Credit Facility, other borrowings, and amortization of debt issuance costs. For the three and nine months ended September 30, 2025, interest expense increased $0.3 million and $0.4 million, respectively, from the three and nine months ended September 30, 2024, in each case primarily due to higher outstanding borrowings on our Amended Credit Facility.
Other expense (income), net
Other expense (income), net primarily consists of interest income, credit card rebates, insurance settlements, changes in fair value of contingent consideration related to the Devon Street Homes Acquisition, and other miscellaneous income and expenses. For the three months ended September 30, 2025, other expense (income), net reflected a negative impact of $1.6 million from the three months ended September 30, 2024, which was primarily due to a $1.6 million lot option contract abandonment charge for the three months ended September 30, 2025, while there were no such charges in the same period of the prior year. For the nine months ended September 30, 2025, other expense (income), net reflected a negative impact of $1.0 million from the nine months ended September 30, 2024, which was primarily due to the $2.3 million lot option contract abandonment charge during the nine months ended September 30, 2025, which did not occur in 2024, offset by a positive impact due to remeasurement of contingent liability charges of $1.3 million during the nine months ended September 30, 2024, which did not recur in 2025.
Provision for income taxes
After consummation of the IPO, Smith Douglas Homes Corp. became subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Smith Douglas Holdings LLC assessed at the prevailing corporate tax rates. Smith Douglas Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes, since the taxable income or loss is passed through to its members. Provision for income taxes was $1.0 million and $1.8 million, respectively, for the three months ended September 30, 2025 and 2024, which reflects an effective tax rate of 5.9% and

4.4%, respectively. Provision for income taxes was $2.6 million and $3.8 million, respectively, for the nine months ended September 30, 2025 and 2024, which reflects an effective tax rate of 4.9% and 4.4%, respectively.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S. The Company has assessed the legislation and determined that it does not have a material impact on the Company's income tax expense for the three and nine months ended September 30, 2025 nor does it materially impact the Company's effective income tax rate for 2025. See Note 1—Description of the business and summary of significant accounting policies to our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Net income
The following table sets forth net income by reportable segment for the periods presented (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Period over period change	2025	2024	Period over period change
Southeast	$20,854	$39,765	$(18,911)	$66,700	$86,368	$(19,668)
Central	5,393	9,762	(4,369)	18,748	33,381	(14,633)
Segment total	26,247	49,527	(23,280)	85,448	119,749	(34,301)
Other(1)	(10,032)	(11,703)	1,671	(34,088)	(36,705)	2,617
Total	$16,215	$37,824	$(21,609)	$51,360	$83,044	$(31,684)
(1)Other primarily includes homebuilding operations in non-reportable segments, corporate overhead costs such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.
Net income for the three and nine months ended September 30, 2025 decreased by $21.6 million, or 57%, and $31.7 million, or 38%, respectively, from the same periods of the prior year. The decrease was primarily due to decreases of $18.7 million and $21.8 million in home closing gross profit, respectively, and increases of $2.0 million and $10.3 million in selling, general and administrative costs, respectively, offset by a positive change in other expense (income), net of $1.6 million and $1.0 million, respectively.
Southeast: The $18.9 million decrease in net income for the three months ended September 30, 2025 compared to the same period in the prior year was primarily due to a $16.2 million decrease in home closing gross profit and a $2.7 million increase in selling, general and administrative costs. The decrease in net income for the nine months ended September 30, 2025 compared to the same period in the prior year was primarily due to a $11.1 million decrease in home closing gross profit and a $8.6 million increase in selling, general and administrative costs.
Central: The $4.4 million and $14.6 million decreases in net income for the three and nine months ended September 30, 2025 compared to the same periods in the prior year was primarily due to decreases in home closing gross profit of $2.5 million and $10.7 million, respectively, and increases in selling, general, and administrative costs of $1.6 million and $2.8 million, respectively.

Backlog homes
The following table sets forth our backlog homes and contract value and ASP of backlog homes by reportable segment for the periods presented, along with their period-to-period change (dollar amounts in thousands):

As of September 30,	2025			2024			Period over period change
	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes
Southeast	430	$151,463	$352	584	$211,339	$362	(26)%	(28)%	(3)%
Central	330	107,269	325	377	120,696	320	(12)%	(11)%	2%
Total	760	$258,732	$340	961	$332,035	$346	(21)%	(22)%	(2)%
Controlled lots
The following table sets forth our total controlled lots, which includes both our owned and optioned lots, by reportable segment as of the periods set forth below:

As of September 30,	2025			2024			Period over period change
	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled
Southeast	961	15,039	16,000	908	12,118	13,026	6%	24%	23%
Central	778	7,522	8,300	838	4,014	4,852	(7)%	87%	71%
Total	1,739	22,561	24,300	1,746	16,132	17,878	—%	40%	36%
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
The following table presents a reconciliation of adjusted home closing gross profit and adjusted home closing gross margin to the GAAP financial measure of home closing gross profit and home closing gross margin for each of the periods indicated (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Home closing revenue	$262,041	$277,835	$710,687	$687,977
Cost of home closings	207,071	204,140	550,248	505,764
Home closing gross profit(1)	$54,970	$73,695	$160,439	$182,213
Capitalized interest charged to cost of home closings	698	351	1,219	1,405
Purchase accounting adjustments included in cost of home closings	120	(410)	2	(670)
Impairment of real estate inventory	—	—	642	—
Adj. home closing gross profit	$55,788	$73,636	$162,302	$182,948
Home closing gross margin(2)	21.0%	26.5%	22.6%	26.5%
Adj. home closing gross margin(2)	21.3%	26.5%	22.8%	26.6%
(1)Home closing gross profit is home closing revenue less cost of home closings.
(2)Calculated as a percentage of home closing revenue.
Our adjusted home closing gross profit and adjusted home closing gross margin decreased from both the three and nine months ended September 30, 2024 to the same periods in 2025. The decreases in adjusted home closing gross profit and adjusted home closing gross margin were primarily due to increases in the average cost of home closings of 5% and 4%, respectively, for the three and nine months ended September 30, 2025.
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

The following table presents a reconciliation of adjusted net income to the GAAP financial measure of net income for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$16,215	$37,824	$51,360	$83,044
Provision for income taxes	1,021	1,761	2,622	3,814
Income before income taxes	17,236	39,585	53,982	86,858
Tax-effected adjustments(1)	4,240	9,710	13,280	21,306
Adjusted net income	$12,996	$29,875	$40,702	$65,552
(1)For the three and nine months ended September 30, 2025 and 2024, our tax expenses assume a 24.6% and 24.5% federal and state blended tax rate, respectively (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).
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

The following table presents a reconciliation of EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin to the GAAP financial measure of net income and net income margin for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$16,215	$37,824	$51,360	$83,044
Capitalized interest charged to cost of home closings	698	351	1,219	1,405
Interest expense	898	614	2,336	1,903
Interest income	(80)	(224)	(304)	(592)
Provision for income taxes	1,021	1,761	2,622	3,814
Depreciation	700	419	1,766	1,128
EBITDA	$19,452	$40,745	$58,999	$90,702
Share-based payment expense	1,054	1,234	2,635	3,163
Purchase accounting adjustments included in cost of home closings	120	(410)	2	(670)
Remeasurement of contingent consideration liability	—	—	—	1,308
Real estate inventory impairment and lot option contract abandonment charges	1,580	—	2,938	—
Adjusted EBITDA	$22,206	$41,569	$64,574	$94,503
Net income margin(1)	6.2%	13.6%	7.2%	12.1%
EBITDA margin(1)	7.4%	14.7%	8.3%	13.2%
Adjusted EBITDA margin(1)	8.5%	15.0%	9.1%	13.7%

(1)Calculated as a percentage of home closing revenue.
Our EBITDA and EBITDA margin decreased from the three and nine months ended September 30, 2024 to the same periods in 2025, primarily as a result of decreases in net income of $21.6 million and $31.7 million, respectively. Our adjusted EBITDA and adjusted EBITDA margin decreased from the three and nine months ended September 30, 2024 to the same periods in 2025, primarily as a result of decreases in net income of $21.6 million and $31.7 million, respectively, real estate inventory impairment and lot option contract abandonment charges during the three and nine months ended September 30, 2025, which did not occur in 2024, and remeasurement of contingent consideration liability related to the Devon Street Homes Acquisition during the three and nine months ended September 30, 2024 which did not recur in 2025.
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

As of (in thousands, except percentages)	September 30, 2025	December 31, 2024
Notes payable	$53,637	$3,060
Equity	426,444	401,727
Total capitalization	$480,081	$404,787
Debt-to-book capitalization	11.2%	0.8%
Notes payable	$53,637	$3,060
Less: cash and cash equivalents	14,775	22,363
Net debt	38,862	(19,303)
Equity	426,444	401,727
Total net capitalization	$465,306	$382,424
Net debt-to-net book capitalization	8.4%	(5.0)%
Liquidity and Capital Resources
Overview
As of September 30, 2025, we had $14.8 million of cash and cash equivalents. We believe existing cash and cash equivalents, availability under our Amended Credit Facility, and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. We exercise strict controls and have a prudent strategy for our cash management, including those related to cash outlays for lot acquisitions and deposits on lot-option contracts. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisitions are reviewed and analyzed by our senior management team and ultimately approved by our Chief Executive Officer and Chief Financial Officer. Additionally, our land-light business model reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, which better aligns our pace of home orders and home starts. Our principal uses of cash include deposits on lot-option contracts, acquisition of finished lots, home construction, operating expenses, and the payment of interest and routine liabilities.
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
Amended Credit Facility
As of September 30, 2025, the Company has a $325.0 million unsecured revolving credit facility under the Amended Credit Facility. On May 15, 2025, the Company entered into the Amended Credit Facility to, among other things, (i) increase the total revolving commitments from $250.0 million to $325.0 million, (ii) increase certain thresholds and sublimits in the borrowing base to allow for additional borrowing flexibility, (iii) extend the revolving loan maturity date from January 16, 2027 to May 15, 2029, and (iv) revise certain financial covenants. The Amended Credit Facility matures on May 15, 2029, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments. The Amended Credit Facility provides that up to $20.0 million may be used for letters of credit.
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
The Amended Credit Facility contains certain financial covenants, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $286.1 million, (b) 32.5% of pre‑tax income earned in any fiscal quarter after March 31, 2025, and (c) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries at any time after March 31, 2025, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restrict certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants, and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility. As of September 30, 2025, the Company was in compliance with all covenants related to the Amended Credit Facility.
As of September 30, 2025, there were $49.0 million of outstanding borrowings under the Amended Credit Facility. As of October 31, 2025, there were $67.0 million of outstanding borrowings under the Amended Credit Facility. As of September 30, 2025 and October 31, 2025, there were no outstanding letters of credit.
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
Cash flows from operating, investing, and financing activities – comparison for the nine months ended September 30, 2025 and 2024
The following table summarizes our cash flows for the periods presented (in thousands):

Nine months ended September 30,	2025	2024
Net cash (used in) provided by operating activities	$(41,094)	$13,655
Net cash used in investing activities	(5,573)	(3,780)
Net cash provided by (used in) financing activities	39,079	(5,936)
Net (decrease) increase in cash and cash equivalents	(7,588)	3,939
Cash and cash equivalents, beginning of period	22,363	19,777
Cash and cash equivalents, end of period	$14,775	$23,716

Operating activities
We used $41.1 million and generated $13.7 million in net cash in operating activities for the nine months ended September 30, 2025 and 2024, respectively. Operating cash flows for the nine months ended September 30, 2025 benefited from cash generated by net income of $51.4 million and non-cash operating expenses of $9.5 million, which were more than offset by a $61.0 million increase in real estate inventory, $34.4 million increase in deposits on real estate under option or contract, and a $7.5 million decrease in accrued expenses and other liabilities. Operating cash flows for the nine months ended September 30, 2024 benefited from cash generated by net income of $83.0 million, non-cash operating expenses of $7.9 million, and a $6.2 million increase in accounts payable, which were partially offset by a $61.5 million increase in real estate inventory and a $23.1 million increase in deposits on real estate under option or contract.
Investing activities
We used $5.6 million and $3.8 million in net cash in investing activities for the nine months ended September 30, 2025 and 2024, respectively. The net cash used in investing activities during the nine months ended September 30, 2025 was primarily due to $4.5 million in purchases of property and equipment and $1.1 million in investments in unconsolidated entities. The net cash used in investing activities during the nine months ended September 30, 2024 was primarily due to $3.2 million in purchases of property and equipment and $0.6 million in investments in unconsolidated entities.
Financing activities
We generated $39.1 million and used $5.9 million in net cash from financing activities for the nine months ended September 30, 2025 and 2024, respectively. The net cash provided by financing activities during the nine months ended September 30, 2025 was primarily due to $49.0 million in net borrowings under the Amended Credit Facility and $36.7 million in proceeds from sale of real estate not owned, partially offset by $28.0 million in tax distributions, $13.7 million in payments related to repurchases of real estate not owned, and $2.2 million of debt issuance costs. The net cash used in financing activities during the nine months ended September 30, 2024 was primarily due to $115.7 million in net proceeds from the IPO and Reorganization Transactions, which were more than offset by $71.0 million in net repayments under the Prior Credit Facility, $39.3 million in distributions, and 12.3 million in payments related to repurchases of real estate not owned.
Material Cash Commitments
Other than with respect to the interest on the outstanding borrowings under our Amended Credit Facility, as described above, there have been no material changes to the material cash commitments described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report.
Off-Balance Sheet Arrangements
While using land bankers and third-party developers as part of our land-light operating strategy comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own and develop a higher percentage of their land supply. As of September 30, 2025, we had 641 owned unstarted lots in real estate inventory on our balance sheet which represented only 2.6% of our total controlled lot supply.
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
As of September 30, 2025, we had $132.7 million of non-refundable cash deposits under land and lot-option contracts pertaining to 15,530 lots with a remaining aggregate purchase price of approximately $1,100.5 million.
Surety Bonds and Letters of Credit
From time to time, we may enter into surety bond and letter of credit arrangements with local municipalities, government agencies and developers. These arrangements relate to certain performance or maintenance-related obligations. As of September 30, 2025, there were no outstanding letters of credit. Surety bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which totaled $44.1 million and $32.1 million as of September 30, 2025 and December 31, 2024, respectively, are typically outstanding over a period of approximately one to five years depending on the pace of development. If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, our ability to operate could be restricted and could have an adverse effect on our business and results of operations.
Stock Repurchase Program
In May 2025, our Board of Directors authorized a stock repurchase program for up to $50.0 million of our Class A common stock. The volume, timing, and manner of any repurchases will be determined at our discretion, subject to general market conditions, as well as our management of capital, general business conditions, other investment opportunities, regulatory requirements, and other factors. The repurchase program does not obligate us to repurchase any specific amount of common stock, has no time limit, and may be modified, suspended, or discontinued at any time without notice at the discretion of our Board of Directors. There were no shares acquired under the program as of September 30, 2025.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the nine months ended September 30, 2025, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting as described below.

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
•developing and implementing additional training addressing ITGCs;
•transitioning to a new IT managed service provider that offers enhanced cybersecurity, internal controls, and service offerings; and
•implementing new technology tools to strengthen internal processes and controls.

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
Changes in internal control over financial reporting
Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, which was ongoing as of the date of issuance of this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Smith Douglas Homes Corp.

Date: November 5, 2025	By:	/s/ Gregory S. Bennett
Gregory S. Bennett
President, Chief Executive Officer, Vice Chairman, and Director
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Russell Devendorf
Russell Devendorf
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)