Form 10-K
period 2025-12-31
Smith Douglas Homes Corp.
filed 2026-03-12
CIK 1982518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒
						Emerging growth company	☒
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

The aggregate market value of the registrant's Class A common stock held by non-affiliates as of June 30, 2025, was $171.5 million based on the closing price as reported on the New York Stock Exchange on such date.
As of March 6, 2026, the number of shares of the registrant’s Class A common stock outstanding was approximately 9,051,303, and the number of shares of the registrant’s Class B common stock outstanding was approximately 42,435,897.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant’s definitive proxy statement for use in connection with its 2026 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•“Refinancing” refers to (i), concurrently with the consummation of our IPO, the entry by Smith Douglas Holdings LLC and certain of our wholly-owned subsidiaries into an amended and restated revolving credit facility (the “Amended Credit Facility”) which replaced the $175.0 million unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent for the lenders party thereto (the “Lenders”), and the Lenders, dated as of October 28, 2021, as amended prior to the date of the Refinancing (the “Prior Credit Facility,” as amended and restated, the “Amended Credit Facility”), and (ii) the repayment, using a portion of the net proceeds from the IPO, of the $84.0 million outstanding under our Prior Credit Facility (the “Debt Repayment”).
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
•as of March 6, 2026, Smith Douglas Homes Corp. owns, directly or indirectly, 9,051,303 LLC Interests, representing approximately 17.6% of the economic interest in Smith Douglas Holdings LLC;
•as of March 6, 2026, the Continuing Equity Owners own (i) 42,435,897 LLC Interests, representing approximately 82.4% of the economic interest in Smith Douglas Holdings LLC and (ii) 42,435,897 shares of Class B common stock of Smith Douglas Homes Corp.;
•as of March 6, 2026, the Class A stockholders own (i) 9,051,303 shares of Class A common stock of Smith Douglas Homes Corp., representing approximately 2.1% of the combined voting power of all of Smith Douglas Homes Corp.’s common stock and approximately 100% of the economic interest in Smith Douglas Homes Corp., and (ii) through Smith Douglas Homes Corp.’s ownership of LLC Interests, indirectly hold approximately 17.6% of the economic interest in Smith Douglas Holdings LLC; and
•our Class A common stock and Class B common stock have what is commonly referred to as a “high/low vote structure,” which means that shares of our Class B common stock initially have ten votes per share and our Class A common stock have one vote per share. Upon the occurrence of the Sunset Date, each share of Class B common stock will then be entitled to one vote per share. This high/low vote structure enables the Continuing Equity Owners to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company. Furthermore, the Continuing Equity Owners exert a significant degree of influence, or actual control, over matters requiring stockholder approval. We believe that maintaining this control by the Continuing Equity Owners will help enable them to successfully guide the implementation of our growth strategies and strategic vision.
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
•adjusted EBITDA, defined as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, (v) depreciation, (vi) share-based payment expense, (vii) adjustments resulting from the application of purchase accounting included in cost of sales, (viii) adjustments resulting from the application of purchase accounting included in other expense, net, (ix) severance expenses, and (x) real estate inventory impairment and lot option contract abandonment charges;
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
Pursuant to our land-light business model, we typically purchase finished lots through lot-option contracts from third-party land developers or land bankers. Our lot acquisition strategy reduces our up-front capital requirements and generally provides for “just-in-time” lot delivery, which closely aligns with our pace of home orders and home starts. We believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own a higher percentage of their land supply on balance sheet. As of both December 31, 2025 and 2024, 96% of our unstarted controlled lots were controlled through lot option contracts.
We are a disciplined, process driven, and schedule-oriented company. We utilize a single database enterprise resource planning (“ERP”) system called SMART Builder, which we exclusively license from an entity affiliated with the Founder Fund and that is fully integrated with our homebuilding operations. Through SMART Builder, we manage all aspects of our construction process and work-flow scheduling in real-time, enhancing our operating efficiency and helping us generate higher returns for our stockholders. Additionally, we approach our homebuilding operations through a partnership-oriented and relationship-based process called Rteam. The key tenet of Rteam is to enhance the collaboration, visibility, and mutual accountability between and among us and our key business partners, including the developers, suppliers, and trade partners within our production model. The Rteam process is the foundation of our operational success and the key driver of our current strong construction cycle times of approximately 57 business days (or 52 business days excluding our Houston division which was acquired in connection with the Devon Street Homes Acquisition in 2023). We also achieved a high inventory turnover rate of 2.6x for the year ended December 31, 2025. The combination of our production efficiency and real-time construction management capabilities allows us to generate strong home closing gross margins, which were approximately 22% and 26%, for years ended December 31, 2025 and 2024, respectively.
We pride ourselves on offering our homebuyers a personalized, affordable luxury buying experience at attractive prices. For the year ended December 31, 2025, our ASP of homes closed was approximately $334,000, providing an attractive price point for our target homebuyers with starting base prices below Federal Housing Administration (“FHA”) loan limits. We construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. The SMART Builder system and Rteam process allows this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which were 11% and 12% for the years ended December 31, 2025 and 2024, respectively.
Our geographic footprint is concentrated in markets that demonstrate strong population and employment growth trends, favorable migration patterns, and desirable lifestyle and weather conditions. Our operations are currently organized into ten geographical divisions which comprise two reportable segments. Our Southeast segment consists of our Atlanta, Central Georgia, Charlotte, Greenville, and Raleigh divisions. Our Central segment consists of our Alabama, Dallas-Fort Worth, Houston, Nashville, and the Alabama Gulf Coast divisions. Each of our markets is experiencing strong momentum in housing demand drivers relative to historic averages, and we believe there is significant opportunity to expand our presence in each of our respective markets. See Note 18 (Segment Information) to our audited consolidated financial statements included with this Annual Report.

Our History
In 2008, in the wake of the Global Financial Crisis, our founder and Executive Chairman, Tom Bradbury, saw a unique opportunity to re-enter the homebuilding industry, creating Smith Douglas Homes in Atlanta, Georgia. In 2014, we surpassed 500 cumulative closings in Atlanta and began to establish our regional presence with an organic expansion into the Raleigh market followed by Birmingham in 2016, and Charlotte and Nashville in 2017. In 2020, we continued to scale within our markets, completing over 900 annual home closings in Atlanta while also closing on over 200 homes in each of our other markets. In addition, in that year we continued our organic expansion by entering the Huntsville market. In 2023, we entered the Houston market with our acquisition of Devon Street Homes. We entered the Greenville market in 2024 and continued to build our infrastructure around Atlanta by expanding into Central Georgia and Chattanooga. In 2025, we entered the Dallas-Fort Worth and the Alabama Gulf Coast markets through organic expansion. During the year ended December 31, 2025, we closed 2,908 homes across all our markets while surpassing 19,500 cumulative home closings.
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
Efficient, schedule driven manufacturing platform that drives strong construction cycle times and robust home closing gross margins
We maintain a highly efficient homebuilding production model which results in robust home closing gross margins and profitability. We achieve economies of scale across our production model by offering a consistent set of core floor plan options across all our markets, which in turn creates a streamlined process for our construction partners. For the year ended December 31, 2025, for example, 87% of our closings were derived from 30 floor plans. Based on prior management experience, we believe this number of floor plans is much smaller than other comparably sized public company homebuilders. We seek to further improve our production efficiencies through the continuity of the trade partner construction teams we utilize across multiple job sites. This approach increases trade partner familiarity with our floor plans and building materials, which in turn increases their productivity and allows us to target a minimum of one home start a day per Rteam. The Rteam process is the foundation of our operational success and the key driver of our current strong construction cycle times of approximately 52 business days (excluding our Houston division which was acquired in connection with the Devon Street Homes Acquisition in 2023), which is among the lowest average construction cycle times in the public homebuilding sector.
We believe our Rteam philosophy is the foundation of our operational success. As part of our operating philosophy, we maintain a high level of transparency, communication, and partnership between and among employees and business partners, including developers, suppliers, and trade partners. We place significant focus on accountability and collaboration, emphasizing a mindset of shared success whereby each partner’s contribution is critical to the success of everyone else and the overall success of a project. Lastly, we focus on maintaining long-term partnerships with our suppliers, collaborating with them across multiple communities and markets whenever possible. This approach provides our suppliers with more scale and allows us to procure building materials more efficiently at favorable prices.
 To facilitate our efficient homebuilding operations, we utilize an ERP system, SMART Builder, which is a real-time, schedule driven, single database that manages our entire homebuilding construction ecosystem, including sales, purchasing, scheduling, production, accounting, and servicing. To increase planning and organization efficiency, our trade partners can also access SMART Builder to have visibility into the status of various workstreams. Utilizing SMART Builder helps us drive a consistent and repeatable process, eliminate unnecessary site visits, and create a steadier workflow by avoiding variance orders and peak staffing from our trade partners, all contributing to lower overall costs. SMART Builder also integrates daily expense information on a unit level basis, helping us accurately monitor project costs in real-time and ensure our projects stay within budget. Our ability to streamline production and reduce operating costs has resulted in strong home closing gross margins, which were approximately 22% and 26% for the years ended December 31, 2025 and 2024, respectively.

Land-light business model that allows for both risk mitigation and enhanced returns
Core to our success is the capital efficient, land-light operating strategy we have employed since our inception. We believe this approach mitigates risk and, consistent with our efficiency focused culture, enhances our returns. We primarily acquire finished lots from reputable third-party land developers and land bankers through lot-option contracts, thereby avoiding the financial requirements and risks associated with land ownership and land development. Our primary obligation and potential economic risk for failure to perform under our lot-option contracts is typically limited to the amount of our deposit. Additionally, we aim to limit our balance sheet risk by typically keeping less than two months of finished lots on our balance sheet at any given time. By utilizing a “just-in-time” approach to lot acquisitions, we reduce our up-front capital commitments and in turn drive higher inventory turnover and returns. As of December 31, 2025, we controlled 20,556 lots through option contracts, representing 96% of our total unstarted controlled lots. Our inventory turnover was 2.6x and 2.9x, respectively, for the years ended December 31, 2025 and 2024. Our adjusted return on equity was 13% and 29%, respectively, for the years ended December 31, 2025 and 2024.
Established presence in attractive, high growth markets
We are focused on favorable, high growth housing markets primarily in the Southeastern and Southern United States. Since establishing our initial presence in Atlanta, we have steadily expanded our footprint into Raleigh, Birmingham, Charlotte, Nashville, Huntsville, Houston, Central Georgia, Chattanooga, Greenville, Dallas-Fort Worth, and the Alabama Gulf Coast over the last decade.
We target markets which exhibit attractive demographic trends, including high employment growth, strong supply and demand fundamentals, positive net migration, home price appreciation, favorable land pricing, and low costs of living, which we believe will support the long-term growth of new home orders. We believe the combination of these compelling trends and our strong presence within these markets will help facilitate the execution of our growth strategy.
Scalable platform well positioned to expand in existing and new markets
Since our inception in 2008, we have expanded our homebuilding operations through consistent organic growth. We utilize our management team’s deep industry knowledge, disciplined underwriting and project management capabilities, and our scalable, process-driven, schedule-oriented platform to grow in submarkets within our existing footprint as well as enter new markets. In Atlanta, we have rapidly and profitably grown our presence, celebrating our 10,000th cumulative closing in 2025. We have successfully scaled our business while maintaining strong margins by targeting markets where we can replicate our land-light strategy and Rteam production model, and also leverage our strong relationships with local developers, suppliers, and municipalities to grow communities. During the year ended December 31, 2025, we closed 2,908 homes, achieving a 18.7% compound annual growth rate on closed homes from 2015 to 2025. Going forward, we intend to apply our management team’s strong execution capabilities to capitalize on growth opportunities within our existing markets and new markets.
Differentiated ability to offer a personalized homebuying experience to price-conscious homebuyers
Through our efficient and differentiated operating approach, we have the ability to offer our target homebuyers a personalized affordable luxury buying experience. As part of our home offerings, we provide homebuyers a wide range of value engineered exterior and interior options. Additionally, because we offer a consistent, optimized set of floor plans and home options across our markets, we can reduce costs, shorten construction cycle times, and ultimately deliver a high-quality personalized home at an attractive price point, which averaged approximately $334,000 on homes closed during the year ended December 31, 2025. We believe our ability to offer a personalized buying experience at an affordable price point will continue to create meaningful differentiation in the market for us.
Veteran management team with track record of success and significant public company experience
We benefit from a seasoned management team with a long history of generating consistent positive financial results and strong returns for stockholders. Our management team averages over 25 years of industry experience, with many of our executives and upper management having previously held senior roles at other public homebuilder companies, including KB Home, WCI Communities, Beazer Homes, Meritage Homes, Pulte, and NVR. Our founder and Executive Chairman, Tom Bradbury, is a long-time industry veteran who previously founded Colony Homes. Under his leadership, Colony Homes grew into one of the largest homebuilders in the Southeastern United States focused on entry-level homebuyers and was ultimately sold to KB Home in 2003. Our President, Chief Executive Officer, and Vice Chairman,

Greg Bennett, has spent most of his career working alongside Mr. Bradbury, starting in 1986 and through his last position as Region President of Colony Homes prior to its sale to KB Home. In 2004, Greg founded his own homebuilding company, Greg Bennett Homes, which he operated until he joined Smith Douglas Homes in 2015. Our Executive Vice President and Chief Financial Officer, Russell Devendorf, has previously served as Chief Financial Officer at WCI Communities, where he helped spearhead the restructuring and turnaround of the company from 2008 to its successful initial public offering in 2013 and its eventual sale to Lennar in 2017. Our management’s experience adds a level of expertise, governance, and accountability that we believe is distinct for companies of our size. Our management team continues to own the majority of outstanding common stock, creating long-term alignment of interests between management and stockholders.
Conservative balance sheet and liquidity, with substantial capacity to drive growth
We maintain a conservatively leveraged and flexible balance sheet which reflects our efficiency-minded operating philosophy. Following our IPO, we believe our enhanced liquidity position allows us to react nimbly to market conditions and to pursue attractive organic growth or acquisition opportunities. We maintain significant liquidity, with $12.7 million of cash and cash equivalents on hand and $176.5 million of undrawn capacity under the Amended Credit Facility as of December 31, 2025.
As of December 31, 2025 and 2024, respectively, our debt-to-book capitalization was 9% and 1%, and our net debt-to-net book capitalization was 7% and (5)%. Net debt-to-net book capitalization is a non-GAAP financial measure. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations Data – Non-GAAP Financial Measures.
Our Strategy
We expect to execute on the strategies below to establish our legacy as one of the country’s leading homebuilders and to continue driving consistent growth, operating efficiency, and strong returns while delivering high-quality, personalized homes to homebuyers at affordable price points. Through the execution of our business strategy, we will strive to expand our platform and become one of the most dominant homebuilders in the Southeastern and Southern in the United States.
Capitalize on our land-light capital strategy to efficiently build new communities and drive superior risk-adjusted returns
We intend to continue our land-light lot acquisition strategy to support future growth while maintaining strong equity returns. We believe this approach, combined with our primarily pre-selling / build-to-order strategy, allows us to efficiently build new communities while also limiting our operational and financial risk during various economic cycles. Without the financial and operational risks of undeveloped land ownership, we create an even flow of lot purchases, better aligning the pace of home orders and home starts. Furthermore, to drive greater inventory turnover, we utilize financial incentive structures within our market divisions to target our goal of having no more than approximately two months of finished lots and four months of started lots at any given time. We have utilized the land-light business model since our inception in 2008 and have forged strong relationships with land developers and land bankers that span multiple markets, which we believe give us an advantage when sourcing and executing lot option contracts. Supported by these enduring relationships, we believe our land-light strategy differentiates us from peers and allows us to consistently achieve attractive risk-adjusted returns.
Increase presence and market share within our existing markets
Our focused strategy of targeting entry-level and empty-nest homebuyers in our preferred markets has been at the core of our historical expansion and these homebuyer groups will continue to be our primary target demographic. We leverage our strong relationships with local developers, suppliers, municipalities, and land bankers to give us deeper access in our existing markets to increase land positions and community count. We have experienced rapid organic growth since our inception in 2008, expanding our geographic presence from our headquarters in Atlanta, a market where we are currently one of the largest homebuilders, to eleven additional key markets with robust growth outlooks: Raleigh, Charlotte, Birmingham, Huntsville, Nashville, Houston, Central Georgia, Chattanooga, Greenville, Dallas-Fort Worth, and the Alabama Gulf Coast. We believe there remains significant opportunity to increase market share and meaningfully grow within our existing markets, driving economies of scale and overall platform growth.

Opportunistically expand to new markets
We see attractive growth opportunities, particularly in the Southeastern and Southern United States, and intend to opportunistically expand into new geographies through organic growth and strategic platform acquisitions that align with our strategy. We evaluate potential market expansion opportunities using a set of robust strategic market criteria, including availability of land, unmet demand in suburban-plus areas, lot option opportunities, house plan synchronicity, and a construction process leveraging our Rteam philosophy. As part of our new market expansion strategy, we target establishing critical scale of at least 200 annual starts within the first two years of entering a new market in order to maximize our Rteam efficiency. Furthermore, we will selectively evaluate external growth opportunities where we can gain scale in a market and enhance our position for future growth. For example, our acquisition of Devon Street Homes has helped us enter the highly attractive Houston market, providing us immediate scale and positioned us to grow organically in neighboring Texas markets, such as our recent expansion into Dallas-Fort Worth.
Continue to target our key entry-level and empty-nest homebuyer demographics
Our strategy is to target the entry-level and empty-nest demographics in the Southeastern and Southern regions of the U.S. We believe the fundamental drivers at both the national level and, more specifically, in our local markets have created an increased demand for entry-level priced homes, which we believe makes us well positioned to fulfill this demand as a result of our ASP of homes closed, which was approximately $334,000 for the year ended December 31, 2025. By targeting lower price point offerings, we are able to drive demand despite broader affordability concerns. We operate in attractive market segments, where there is consistent demand for homes as homebuyers look for alternatives to renting, especially with rising rental rates. We believe homebuyers appreciate our value proposition created by the combination of our home affordability and the level of personalization we provide. Furthermore, in the current environment, elevated interest rates have continued to create a significant affordability problem, making our price points even more attractive. In addition, we have significant experience working across multiple mortgage types including, but not limited to, FHA, U.S. Department of Agriculture (“USDA”), and conventional mortgages, which allows us to offer financing support tailored to the needs of our homebuyers.
Focus on delivering a personalized build-to-order experience at attractive price points
We believe a key differentiator of our business is how we redefine affordable luxury for the homebuilding sector. Our home offerings address the strong market demand for an affordable luxury experience that provides homebuyer personalization, through an a-la-carte approach to various home design options, without sacrificing affordability. Our unique affordable luxury business model is designed to balance an optimized and value-driven homebuyer experience with operational efficiency. We have invested significant resources in perfecting approximately 30 value-engineered floor plans that our homebuyers have used in 87% of total homes closed across all our markets for the year ended December 31, 2025. The streamlined floor plans and strong scheduling adherence allow us to offer high-quality homes at affordable prices with short turnaround times. Going forward, we will continue to provide a select variety of home layout options and amenities for our homebuyers in a streamlined and cost-effective manner. Lastly, we also consider our homebuyers’ living experience after buying a home in one of our communities, so we have structured our lot and land acquisition strategy to maximize streetscapes and create an efficient community layout. We believe this compelling value proposition provides meaningful differentiation in the market, increasing the demand for our homes relative to our competitors, who do not offer the same level of personalization and value at comparable price points. With our approach to offering affordable luxury in the homebuilding space, we intend to continue to expand our brand to reach more homebuyers with our unique value proposition.
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
We offer a variety of floor plans ranging from 1,100 square feet to over 3,000 square feet. Our plan library includes popular open-concept homes with single-level living, modern villas, and townhomes, and functional two and three-story homes. Although we have a wide array of plans in our library, for the year ended December 31, 2025, nearly 87% of our home closings were from 30 house plans. Most of our homes are available at a variety of elevations, allowing us to create different and appealing streetscapes across our communities with a streamlined lineup of floor plans.
Although we build and sell move-in ready homes, approximately 46% of our home closings in the year ended December 31, 2025 were built-to-order. Our streamlined and efficient building process, gives our homebuyers the ability to personalize and change home features, including kitchen cabinets, flooring, and other design options, late into the construction phase of their home. We believe our build-to-order focus with quick construction cycle times at attractive value gives us a competitive advantage versus our peer group.
Our active communities
As of December 31, 2025, we had 100 active communities, which was 28% higher than the 78 active communities count we had as of December 31, 2024. Average monthly sales per community for the year ended December 31, 2025 were 2.6, a slight decrease from 3.0 average monthly sales per community for the year ended December 31, 2024.
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
Our land selection process starts with our local division leadership. Each division has a team of qualified and experienced land managers and support personnel to identify potential new community opportunities within their markets. Our divisions work with senior management throughout the underwriting process and are given the authority to put deals under contract with refundable deposits. Prior to the expiration of our negotiated inspection period, the division leadership presents each land acquisition opportunity to the Corporate Investment Committee (the “CIC”). The CIC consists of our Chief Executive Officer, Chief Financial Officer, General Counsel, Executive Vice President of Sales & Marketing, and other members of senior management across various internal disciplines. Typically, multiple members of our senior management team have physically toured every new deal location before the deal is presented and reviewed by the CIC. The Chief Executive Officer and Chief Financial Officer, with input from the other CIC members, approve all new deals.
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
If the property meets our development requirements and successfully exits the Inspection Period, the deposit becomes non-refundable (except for certain circumstances such as seller default and force majeure events), and we proceed under the finished lot option contract with the lots available to us for purchase on a staggered takedown schedule, which is designed to mirror our expected home orders. Our options to purchase lots typically expire at the end of each purchase date as set forth in the staggered takedown schedule of the applicable option contract. For example, if we are a party to an option contract to purchase sixty lots aggregate (fifteen lots to be purchased on each of four staggered, sequential purchase dates), the option for each tranche of fifteen lots would typically expire on the purchase date for the applicable tranche. If we do not exercise our option to purchase, the seller then would have the option to terminate the agreement, which would then result in the loss of the option to purchase all remaining unpurchased lots and forfeiture of the remaining deposit for the unpurchased lots. We do not typically receive a return of our deposit upon expiration or termination of the contract unless it is due to seller default or a force majeure event. Generally, all rights and obligations regarding maintenance, development, taxes, insurance, and any other expenses associated with the properties remain with the seller until we close on the purchase of the lots. As of December 31, 2025, our lot deposits and investments relating to lot and land option contracts, including option contracts with unconsolidated entities, totaled $140.4 million, which controlled 20,556 option lots with a remaining aggregate purchase price, inclusive of estimated contractual price escalators, of $1.30 billion. As of December 31, 2024, our lot deposits relating to lot and land option contracts totaled $103.6 million, which controlled 17,746 option lots with a remaining aggregate purchase price, inclusive of estimated contractual price escalators, of $1.11 billion.
When a land seller desires to sell finished lots in bulk or does not wish to develop finished lots, we often enter into land bank option contracts with land bank partners whereby we assign the underlying finished lot option or raw land purchase contract to a land bank partner, who then funds the land development costs (in the case of raw land) and sells the finished lots to us, at our option, over a period of time with staggered takedown schedules. These option contracts allow us, at our option, to forfeit our right to purchase the option lots for any reason. Our typical legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and any related fees paid to the land bank partner. As of December 31, 2025, our land bank deposits amounted to $62.8 million, which controlled 5,637 lots. As of December 31, 2024, our land bank deposits amounted to $34.2 million, which controlled 3,232 lots.
We also have non-controlling equity interests in various investments in unconsolidated entities to acquire rights under options to purchase land to be used in home building operations at future dates. We do not consolidate the investments as we do not have a majority ownership interest. We also do not have a right to receive a majority of the investment’s expected residual returns or an obligation to absorb a majority of the investment’s expected losses, and we determined we do not exert control over these entities. As of December 31, 2025, our deposits and investments relating to land and lot option contracts with unconsolidated entities amounted to $8.3 million, which controlled 550 lots. As of December 31, 2024, our deposits and investments relating to land and lot option contracts with unconsolidated entities amounted to $2.8 million, which controlled 220 lots.
As part of our land acquisition strategy and in order to maintain a healthy pipeline of lots, we also enter into agreements with lot sellers, which allow us to evaluate the land and potential transaction without entering into a binding agreement to control the lots or requiring us to pay a non-refundable deposit. As of December 31, 2025, we have signed agreements covering 5,668 lots included in our total controlled lots which we are still in the due diligence and investigation period and for which our earnest money deposits are still refundable.

Total controlled lots and real estate inventory status
The following tables present our total controlled lots, which includes both our owned and optioned lots, by segment as of the periods set forth below:

As of December 31,	2025			2024
	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled
Southeast	932	13,938	14,870	881	12,210	13,091
Central	780	6,618	7,398	895	5,536	6,431
Total	1,712	20,556	22,268	1,776	17,746	19,522
(1)Includes homes under construction.
The following tables present our owned real estate inventory status as of the periods set forth below:

As of December 31,	2025	2024
Backlog homes finished or under construction	21%	31%
Unsold homes under construction	14%	14%
Unsold completed homes	12%	6%
Model homes	6%	4%
Owned unstarted finished lots	47%	45%
Total	100%	100%
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
Our trade partner agreements require our trade partners to complete specified work in accordance with price and time schedules and in compliance with applicable building codes and laws. All our trade partners are required to carry appropriate types and levels of insurance, as well as any required licenses. The price schedules provided by our trade partners may be subject to change based on the fluctuations in labor and material costs or for other reasons. Our homes are on average completed within 57 business days from the start of construction, but completion may vary based on several factors including the availability of labor, materials, and supplies, and weather conditions.
We typically hire experienced trade partners to supply labor and procure some or all the building materials required for homebuilding. As is typical in the homebuilding industry, we generally do not have long-term contractual commitments with our trade partners or suppliers. However, we maintain long-standing, mutually beneficial relationships with many of them, and we leverage our size and extensive relationships to maximize efficiencies, achieve cost savings, and ensure consistent practices. We compete with other homebuilders for qualified construction managers, trade partners, and raw materials.
SMART Builder and Rteam
We incorporate technology into our construction process through SMART Builder, a customized enterprise resource planning (“ERP”) system that is a schedule driven, real time, single data base, customized construction and homebuyer relationship management software and the backbone of our process. Through SMART Builder, we manage our construction process and work-flow scheduling in real-time with our trade partners. This gives those involved in the construction process access to information such as home starts and closings, potential delays, and other issues as they happen, which maximizes efficiency in the construction process and reduces time and materials waste.
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
SMART Builder is the pillar of our Rteam operational model, which views each portion of the home building, selling, and servicing process as integral to every other portion. Our Rteam model enhances collaboration, visibility, and mutual accountability between us and the stakeholders with whom we do business, including our developers, municipalities, trade partners, and homebuyers. To the extent possible, we structure each Rteam of trade partners within close geographic proximity, creating a more cohesive and efficient working relationship. Within each Rteam, every trade partner is responsible for not starting their work until the specifications, as designated by the team, are correct and for ensuring their work is complete before the next trade partner can begin their work. This relationship-based approach to doing business has the goal of creating better quality homes, a more consistent and predictable homebuilding cycle, and increased profitability. We define Rteam with these key themes and train our trade partners on this philosophy:
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
Our sales and marketing program employs a multi-faceted approach to source and attract potential homebuyers. While we occasionally utilize traditional printed media, digital marketing is the primary component of our marketing strategy, and we have refined our digital sales efforts in recent years through the work of our dedicated digital sales coordinators as well as our automated homebuyer assistance tools. We believe our online marketing efforts have become a key strength of our business, allowing us to reach a broad range of potential homebuyers at relatively low cost compared to traditional advertising platforms. In particular, we are focused on capturing potential homebuyers when we are contemplating opening a new community. This is enabled by our multi-faceted digital marketing efforts, which include strategic e-marketing to our current database of potential homebuyers, real estate search site campaigns, internet advertising enhanced by search engine marketing and search engine optimization, and campaigns and promotions across an array of social media platforms. We target both in-state and out-of-state potential homebuyers. Our proficiency with digital marketing and our commitment to meeting the needs of our homebuyers leads to increased use of our virtual home tours and our automated homebuyer assistance tools, which have become increasingly popular and effective marketing and sales strategies. Offsite and onsite signage are also used in our communities to advertise our availability and accessibility every day of the week. We also develop communications and promotions targeted specifically to the third-party real estate broker network in each of our markets as they are an integral part of our marketing process and impact sales activities in many of our communities. During the years ended December 31, 2025 and 2024, 73% and 75%, respectively, of our gross new orders had a third-party broker.
Our sales efforts are supported by our sales centers which are typically housed within our professionally decorated model homes demonstrating the features of the homes in each of our communities. In general, our model homes are distinguished by well-landscaped entryways, digital sales kiosks with touchscreen displays, and design option selection areas for the homebuyer to create their personalized home. The sales centers are staffed with in-house commissioned sales personnel who have in-depth knowledge of our products, communities, and the markets in which they work. Sales representatives assist potential homebuyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes, and the selection of home personalization options. Sales representatives are trained by us and generally have had prior experience selling new homes in the local market. We have implemented standard model home design features that offer consistency to homebuyers across all our communities.
Backlog, Orders, and Closings
Historically, we prefer to begin home construction after entering into a binding sales agreement; however, we employ a limited speculative homebuilding program where we construct a home without an associated contract when warranted by market conditions. We continually monitor our unsold homes under construction based on market demand and aim to limit the number of unsold homes under construction within each community while maintaining operational efficiency. As of December 31, 2025, we had 442 unsold homes in real estate inventory, of which 242 were under construction and 200 were completed. A new sale is reported when the homebuyer has received preliminary mortgage approval through one of our preferred lender relationships and the sales contract has been signed by the homebuyer, approved by us, and secured by a typically non-refundable deposit. Furthermore, homebuyers are generally required to pay an additional deposit when they select options or upgrade features for their home. As of both December 31, 2025 and 2024, homebuyer deposits averaged approximately 2% of the average sales price of our backlog homes.
The following tables present information concerning our new home orders, starts, and closings in each of our segments for the periods set forth below:

Year ended December 31,	2025			2024			Year Over Year Change
Segment	Orders	Starts	Closings	Orders	Starts	Closings	Orders	Starts	Closings
Southeast	1,627	1,765	1,772	1,599	1,874	1,723	28	(109)	49
Central	1,099	1,078	1,136	1,050	1,170	1,144	49	(92)	(8)
Total	2,726	2,843	2,908	2,649	3,044	2,867	77	(201)	41
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
We recognize our homebuilding revenue at the time of the closing of a sale, at which time the title to and possession of the property are transferred to the homebuyer. If a homebuyer cancels its contract, we typically keep the deposit and record it as income at the time of cancellation. We believe the combination of our sales process, affordable and personalized product offering, and our industry leading construction cycle times have led to lower cancellation rates on average compared to our industry peers. For the years ended December 31, 2025 and 2024, our cancellation rate was approximately 11% and 12%, respectively.
The following tables present information concerning our net new home orders, cancellation rate, and ending backlog for the periods (and at the end of the period) set forth below (dollar amounts in thousands):

As of December 31,	2025	2024
Net new home orders	2,726	2,649
Contract value of net new home orders	$907,095	$899,586
ASP of net new home orders	$333	$340
Cancellation rate	11.1%	12.1%

As of December 31,	2025	2024
Backlog homes (period end)	512	694
Contract value of backlog homes (period end)	$172,523	$235,869
ASP of backlog homes (period end)	$337	$340
Sourcing and Supply Chain
We use various materials and components in our construction process and are dependent upon building material suppliers for continuous product availability. It typically takes us approximately 57 business days to construct a single-family home. Our materials are subject to price fluctuations until construction on a home begins, at which point prices for that home are locked in via purchase orders. Such price fluctuations may be caused by several factors, including seasonal variation in availability of materials, labor and supply chain disruptions, international trade disputes and resulting tariffs, and increased demand for materials in the markets where we operate. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations and Part I, Item 1A. Risk Factors—Risks Related to the Operation of Our Business—A shortage or increase in the costs of building materials could delay or increase the cost of home construction, which could have an adverse material impact on our business for additional information.
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
Ridgeland Title LLC collects fees and risk premiums for closing services, based incrementally on unit price, which are shared by the agent and the underwriter on a pro rata basis for each transaction completed. Ridgeland Title LLC generated a total of $3.1 million and $2.6 million in gross revenue through all channels of products and services during the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, respectively, our share of Ridgeland Title LLC’s income recognized was $1.4 million and $1.2 million and our distributions received were $1.4 million and $1.1 million.
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
Our Mortgage Brokerage Business
Our unconsolidated entity, Ridgeland Mortgage, LLC, is a residential mortgage loan broker serving our prospective homebuyers. We own a 50% interest in Ridgeland Mortgage, LLC, and our partner, loanDepot.com, LLC, owns the remaining 50% interest.
Ridgeland Mortgage, LLC is a mortgage loan broker which specializes in loan origination, connecting prospective homebuyers to suitable lenders, with dedicated loan officers assigned to each local market.
Ridgeland Mortgage LLC collects fees paid by lenders for the funding and closing of a loan originated through Ridgeland Mortgage, LLC. Ridgeland Mortgage, LLC generated a total of $4.5 million in gross revenue during the year ended December 31, 2025. For the year ended December 31, 2025, our share of Ridgeland Mortgage, LLC’s income recognized was $0.7 million and our distributions received were $0.5 million. There was no such activity for the year ended December 31, 2024 as Ridgeland Mortgage, LLC commenced operations in October 2024.
Our interest in Ridgeland Mortgage, LLC is accounted for under the equity method of accounting and is not consolidated in our consolidated financial statements, as we do not control, and are not deemed the primary beneficiary of, Ridgeland Mortgage, LLC. See Note 5—Investments in Unconsolidated Entities to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our investments in unconsolidated entities and the related accounting treatment.
Our People
We are extremely proud of our employees and their commitment to collaborating as a team to uphold our values. Our purpose is to enhance people’s quality of life, whether that be our associates, homebuyers, or trade partners. As of December 31, 2025, we employed 510 full-time employees and 18 part-time employees in the United States. None of our full-time employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe we have good relationships with our employees.
In order to be successful, we encourage each of our employees to embrace our “Our House” philosophy, which holds integrity, people, excellence, teamwork, and continuous improvement as the key values that drive our business. To uphold our values, we are intensely focused on maintaining our culture, recruiting, retaining, and incentivizing our employees, and employee development and engagement.
Our Culture
We take pride in our collaborative, win-win culture. From our sales team to our construction managers, trade partners, and support staff, our team works together to deliver each home. This collaboration allows us to provide a superior experience for our homebuyers, because they are part of our team as well. Our culture has been recognized by several industry publications, including Great Place to Work Certifications in 2022, 2023, 2024, and 2025, as well as placements on the Fortune Best Workplaces in Construction list in 2022, 2023, 2024, and 2025 and the Fortune Best Medium Workplaces list in 2024. As we continue to grow, we are proactive in ensuring that our foundational purpose, embodied in our “Our House” culture of collaboration, discipline and efficiency, is preserved, giving us the ability to continue to recruit, develop, and retain associates and trade partners.

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
Intellectual Property and Other Proprietary Rights
To establish and protect our intellectual property and other proprietary rights, we rely on a combination of trademark, copyright, and trade secret laws, as well as contractual restrictions such as confidentiality agreements and licenses.
We have registered or applied to register certain of our trademarks in the United States and we pursue the registration of domain names that we use in the conduct of our business and consider material to our business. We strive to protect the proprietary information we believe is important to our business. Intellectual property laws, procedures, and restrictions may provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated.
While much of the intellectual property we use is owned by us, we also use various third-party licensed software in connection with our business. Although we believe these licenses are sufficient for the operation of our business, these licenses typically limit our use of such third-party software to specific uses and for specific time periods.
For information regarding risks related to our intellectual property and technology, please see the section titled “Risk Factors — Risks Related to Other Legal, Regulatory, and Tax Matters”.
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
Information About Our Executive Officers And Directors
The following table provides information regarding our executive officers and members of our board of directors (the “Board”) as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Thomas L. Bradbury	81	Executive Chairman and Director
Gregory S. Bennett	60	President, Chief Executive Officer, Vice Chairman, and Director
Russell Devendorf	52	Executive Vice President and Chief Financial Officer
Brett A. Steele	56	Vice President, General Counsel, and Secretary
Julie Bradbury	51	Director
Neill B. Faucett	81	Director
Jeffrey T. Jackson	60	Director
George Ervin Perdue III	79	Director
Janice E. Walker	53	Director
Neil B. Wedewer	72	Director
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
Jeffrey T. Jackson
Jeffrey T. Jackson has served as a member on our Board since its formation and as a member of Smith Douglas Holdings LLC’s board of managers since 2016. Since May 2024, he has also served as the Chief Executive Officer of Cabinetworks Group, the largest privately held cabinetmaker in the United States. Previously, Mr. Jackson served as President and Chief Executive Officer of PGT Innovations, a publicly held building materials manufacturer and supplier, from 2018 to May 2024 and held various other roles at PGT Innovations since 2005, including Chief Financial Officer from 2005 to 2014 and Chief Operating Officer from 2014 to 2018. Prior to PGT Innovations, Mr. Jackson held various executive management roles with companies such as The Hershey Company, Coca-Cola, and KPMG. Mr. Jackson also served as a member on the board of directors of PGT Innovations from January 2016 to March 2024, and since January 2024, he has served on the board of directors of Astec Industries, a manufacturer of specialized equipment for asphalt road building, aggregate processing, and concrete production. He serves on the board of directors of the Sarasota Manatee Airport Authority, a role he has held since his appointment by Governor Ron DeSantis in 2020. Mr. Jackson has a Bachelor of Business Administration from the University of West Georgia and is a Certified Public Accountant in Georgia. We believe Mr. Jackson is qualified to serve on Smith Douglas’ Board due to his extensive business expertise, knowledge of strategy, finance, and management, and experience in the industry.
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
Janice E. Walker
Janice E. Walker has served as a member on our Board since January 2024. Ms. Walker served as Chief Operating Officer of Hines Global Income Trust, Inc., a publicly held real estate investment trust investing globally in commercial real estate, from June 2019 until her retirement from such position in April 2024, and has served as a part-time consultant for a privately held vertically-integrated retail investment company since June 2024. She also held the role of a Senior Managing Director within the investment management business of Hines Interests LP, a privately held global real estate firm from May 2019 to April 2024. Prior to this, Ms. Walker has held various investment management roles at Hines Interests LP since February 2005. Ms. Walker started her career as an audit manager and Certified Public Accountant at Arthur Andersen LLP. Ms. Walker received both a Bachelor of Business Administration in Accounting and a Master of Science in Accounting from Texas Tech University. We believe Ms. Walker is qualified to serve on Smith Douglas’ Board due to her business and leadership experience and her insight into operating, advising, and investing in the real estate sector.
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
•civil unrest, acts of terrorism, other acts of violence, threats to national security, global economic and political instability, and conflicts, including in the Middle East, escalating global trade tensions, the adoption of trade restrictions, or a public health issue such as COVID-19 or another major epidemic or pandemic;
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
We cannot predict whether and to what extent the housing markets in the geographic areas in which we operate or may decide to operate in the future will continue to grow, particularly if interest rates for mortgage loans, land costs, and construction costs rise. Other factors that might impact growth in the homebuilding industry include uncertainty in domestic and international financial, credit, and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive homebuyer income and asset documentation requirements, changes to mortgage regulations, population decline or slower rates of population growth in our markets, or Federal Reserve policy changes. Given these factors, we can provide no assurance that the present housing market will continue to be strong, whether overall or in our markets. Because we depend on a limited number of markets for substantially all of our home orders, if these markets experience downturns in the housing market, our business, prospects, and results of operations would be adversely impacted even if conditions in the broader economy or housing market did not suffer such a decline.

If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate or may decide to operate in the future, or if interest rates for mortgage loans or home prices rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition, and results of operations, including, but not limited to, the number of homes we sell, our ASP of homes closed, and the amount of revenues or profits we generate, and such effect may be material.
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
Our homebuilding operations are in many areas that are subject to natural and man-made disasters, severe weather, or adverse geologic conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, extreme temperature changes, floods, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes, and other natural and man-made disasters. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our communities, reduce consumer demand for housing, cause delays in our supply chain, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to our assets or affect the desirability of our land or communities, thereby adversely affecting our ability to market or sell homes in those areas and possibly increasing the costs of homebuilding. Furthermore, the occurrence of natural and man-made disasters, severe weather, and other adverse geologic conditions has increased in recent years due to climate change and may continue to increase in the future.
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
Slower rates of population growth or population declines in our markets in Atlanta, Birmingham, Central Georgia, Charlotte, Chattanooga, Greenville, Huntsville, Nashville, Raleigh, Houston, Dallas-Fort Worth, the Alabama Gulf Coast or other key markets in the United States we may decide to enter in the future, especially as compared to the high population growth rates in prior years, could affect the demand for housing, cause home prices in these markets to fall and adversely affect our plans for growth, business, financial condition, and operating results. Furthermore, while we have recently observed an increase in our business from people moving to more geographically diverse submarkets during the COVID-19 pandemic, we cannot assure you that this trend will continue or not reverse.
Volatility in the credit and capital markets may impact our cost of capital and our ability to access necessary financing and the difficulty in obtaining sufficient capital could prevent us from acquiring lots for our construction or increase costs and delays in the completion of our homebuilding expenditures.
Concurrently with the consummation of our IPO, we entered into the Credit Facility, and, as part of the Refinancing, we used a portion of our net proceeds from the IPO for the Debt Repayment. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility. If we require working capital greater than that provided by our operations and our Amended Credit Facility, we may be required to seek to increase the amount available under our Amended Credit Facility or to seek alternative financing, which might not be available on terms that are favorable or acceptable or at all. If we are required to seek financing to fund our working capital requirements, volatility in credit or capital markets may restrict our flexibility to successfully obtain additional financing on terms acceptable to us, or at all. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of homes then under construction, or we may be unable to control or purchase finished building lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, cash flows, and ability to service our debt obligations.
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
The residential construction industry experiences building material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel, and lumber. These building material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures, or as a result of broader macroeconomic, trade, or geopolitical disruptions. Further, prices of building materials could be affected by the factors discussed above and various other national, regional, local, economic, and political factors, including changes in tariffs. Our success in recently entered markets or those we may choose to enter in the future depends substantially on our ability to source local materials on terms that are favorable to us. In the event of shortages in building materials in such markets, local suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Building material shortages and price increases for building materials could cause delays in and increase our costs of home construction and our construction cycle time, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
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
Conflicts of interest may exist or could arise in the future with the Founder Fund, a trust for which Mr. Bradbury is the co-trustee. As of March 6, 2026, the Founder Fund has 88.1% of the combined voting power of our Class A common stock and Class B common stock, voting together as a single class. We also had related person receivables of $0.1 million with an entity affiliated with the Founder Fund as of December 31, 2025, related to various general and administrative expenses, including aviation expenses, and in part, related to insurance that was paid on behalf of the related person who reimbursed us at cost. Historically, Mr. Bradbury has also supported our growth by hosting numerous events at personal properties that are intended to foster business development and vendor relations. For the year ended December 31, 2025, we paid an annual use fee to certain entities affiliated with the Founder Fund for use of facilities and related services. We also charter aircraft services from an entity affiliated with the Founder Fund. We have historically licensed SMART Builder, our ERP system, from an entity affiliated with the Founder Fund, on an exclusive, perpetual, and royalty-free basis. Furthermore, some of the third-party vendors we work with source sod directly from an entity affiliated with the Founder Fund.
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
We rely on SMART Builder, an enterprise resource planning system that we exclusively license from an entity affiliated with the Founder Fund, for managing our construction process and work-flow scheduling. If SMART Builder fails to adequately perform these functions or experiences an interruption in its operation, our business and results of operations could be adversely affected.
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
While tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income, the ability to deduct mortgage interest expense and real estate taxes for federal income tax purposes is limited. The federal government or a state government may change its income tax laws by eliminating, limiting, or substantially reducing these income tax benefits without offsetting provisions, which may increase the after-tax cost of owning a new home for many of our potential homebuyers. For example, the Tax Cuts and Jobs Act, which became effective January 1, 2018, contained substantial changes to the Code, including (i) limitations on the ability of our homebuyers to deduct property taxes, (ii) limitations on the ability of our homebuyers to deduct mortgage interest, and (iii) limitations on the ability of our homebuyers to deduct state and local income taxes. The One Big Beautiful Bill Act, which was enacted in July 2025, made permanent the mortgage interest deduction limitation and increased the limit on state and local income tax deductions for tax years 2025 through 2029, subject to income-based phase-out provisions. Any further future changes may have an adverse effect on the homebuilding industry in general. For example, the further loss or reduction of homeowner tax deductions could decrease the demand for new homes. Any such future changes could also have a material adverse impact on our business, prospects, liquidity, financial condition, and results of operations.
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
Concerns about greenhouse gas emissions and the potential risks associated with climate change have led to regulation and other actions that can have an adverse impact on our activities, operations, and profitability and on the availability and price of certain raw materials.
There is growing concern in certain jurisdictions about the emission of greenhouse gases and other human activities that have caused, and will continue to cause, significant changes in weather patterns and temperatures and increase the frequency and severity of natural disasters. Government mandates, standards, legislation, and regulations enacted in response to these current and projected climate change impacts and concerns could result in restrictions on land development in certain areas or increased energy, transportation, and raw material costs. New legislation has been enacted, or may be enacted in the future, or considered for enactment at the federal, state, and local levels relating to climate change, greenhouse gas emissions, and energy production and use. This legislation could relate to, for example, matters such as greenhouse gas emissions control and building and other codes that impose energy efficiency standards or require use of energy-saving construction materials. New building or other code requirements that impose stricter standards or requirements for building materials could significantly increase our cost to construct homes. Additionally, certain areas in the United States either have enacted or are considering a ban on the use of natural gas appliances and/or natural gas hookups in new construction. Such bans, if enacted in areas in which we operate or may decide to operate in the future, could affect our cost to construct homes. Similarly, climate change-related initiatives or requirements impacting the energy industry affect a wide variety of companies throughout the United States, and because our operations are heavily dependent on significant amounts of raw materials with energy-intensive manufacturing and supply processes, such as lumber, steel and concrete, these initiatives or requirements could increase the costs of these materials and have an adverse impact on our operations and profitability. Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow-fed rivers, warming of lakes and rivers, increases in sea level, and changes and variability in precipitation and in the intensity and frequency of extreme weather events. These physical impacts may have the potential to significantly affect our business and operations and there is no guarantee that any losses incurred would be covered by applicable insurance policies. Moreover, the cost or availability of applicable insurance may also change as a result of these physical impacts.
Concerns about greenhouse gas emissions and the potential risks associated with climate change have led to regulation and other actions that can have an adverse impact on our activities, operations, and profitability and on the availability and price of certain raw materials.
There is growing concern in certain jurisdictions about the emission of greenhouse gases and other human activities that have caused, and will continue to cause, significant changes in weather patterns and temperatures and increase the frequency and severity of natural disasters. Government mandates, standards, legislation, and regulations enacted in response to these current and projected climate change impacts and concerns could result in restrictions on land development in certain areas or increased energy, transportation, and raw material costs. New legislation has been enacted, or may be enacted in the future, or considered for enactment at the federal, state, and local levels relating to climate change, greenhouse gas emissions, and energy production and use. This legislation could relate to, for example, matters such as greenhouse gas emissions control and building and other codes that impose energy efficiency standards or require use of energy-saving construction materials. New building or other code requirements that impose stricter standards or requirements for building materials could significantly increase our cost to construct homes. Additionally, certain areas in the United States either have enacted or are considering a ban on the use of natural gas appliances and/or natural gas hookups in new construction. Such bans, if enacted in areas in which we operate or may decide to operate in the future, could affect our cost to construct homes. Similarly, climate change-related initiatives or requirements impacting the energy industry affect a wide variety of companies throughout the United States, and because our operations are heavily dependent on significant amounts of raw materials with energy-intensive manufacturing and supply processes, such as lumber, steel and concrete, these initiatives or requirements could increase the costs of these materials and have an adverse impact on our operations and profitability. Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow-fed rivers, warming of lakes and rivers, increases in sea level, and changes and variability in precipitation and in the intensity and frequency of extreme weather events. These physical impacts may have the potential to significantly affect our business and operations and there is no guarantee that any losses incurred would be covered by applicable insurance policies. Moreover, the cost or availability of applicable insurance may also change as a result of these physical impacts.
Evolving and varied expectations relating to environmental, social and governance (“ESG”) issues could adversely impact our reputation, cost of capital, and financial results.
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
A failure to comply with ESG expectations and standards, which are evolving and varied, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could cause reputational harm to our business and could have a material adverse effect on our financial results and cost of capital. In addition, the adoption of new ESG-related regulations applicable to our business, or pressure from key stakeholders to comply with voluntary ESG-related initiatives or frameworks, could require us to make substantial investments which could impact the results of our operations and cash flows. However, these expectations and regulations are not uniform, and in some situations stakeholders (including legislators and other government actors at the federal and state level) have sought to constrain companies' consideration of ESG matters. Addressing these issues has inherent costs, and any failure to successfully navigate stakeholder expectations may result in reputational harm, investor or regulatory engagement, or other adverse impacts.
The success of our business depends on our ability to obtain, maintain, protect, and enforce our intellectual property rights.
Our success and ability to compete depend, in part, on our ability to obtain, maintain, protect, defend, and enforce our intellectual property rights, proprietary information, and technology. We rely, or may in the future rely, on a combination of trademark, trade dress, domain name, copyright, and trade secret protections, and unfair competition laws, as well as confidentiality agreements with our employees, consultants, and third parties with whom we have relationships, to protect our brand and other intellectual property rights. Such means may afford only limited protection of our intellectual property and may not (i) prevent others from independently developing products or services similar to, or duplicative of, ours, (ii) prevent our competitors from gaining access to our proprietary information, know-how technologies and processes, or (iii) permit us to gain or maintain a competitive advantage. The efforts we have taken to protect our intellectual property rights may not be sufficient or effective, intellectual property laws may change, and certain agreements may not be fully enforceable, which could restrict our ability to protect our intellectual property rights. In addition, some courts are less willing or unwilling to protect certain intellectual property rights, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. If we are unable to maintain the proprietary nature of our technologies or intellectual property, our competitive position, business, financial condition, and results of operations could be harmed.
We also rely on non-registered proprietary information, technology, and intellectual property rights, including with respect to our home designs, such as unregistered copyrights, confidential information, trade secrets, know-how and technical information. The steps we take to protect our intellectual property may be inadequate and we will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. We attempt to protect our intellectual property, technology, and confidential information in part through confidentiality, nondisclosure and invention assignment agreements with our employees, consultants, contractors, and other third parties who develop intellectual property on our behalf or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf or each party that has or may have had access to our confidential information, know-how, and trade secrets. These agreements may not be self-executing or may be insufficient or breached—or may not effectively prevent unauthorized access to or unauthorized use, disclosure misappropriation or reverse engineering of—our intellectual property, technology, or confidential information. Additionally, these agreements may not provide an adequate remedy for breaches or unauthorized uses or disclosures of our intellectual property, technology, or confidential information. Individuals not subject to invention assignment agreements may make adverse ownership claims in respect of our current and future intellectual property, and to the extent that our employees, independent contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Even if we are able to secure our intellectual property and successfully maintain the confidentiality of our trade secrets and other proprietary information, competitors may independently develop products or technologies that are substantially equivalent or superior to our own. Moreover, our intellectual property rights may be infringed, diluted, misappropriated, or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Enforcing a claim that a party disclosed proprietary information in an unauthorized manner or infringed, diluted, misappropriated, or otherwise violated any of our intellectual property rights is difficult, expensive, and time-consuming, and the outcome is unpredictable. Even if we do detect violations, we may not be effective in preventing unauthorized use of our intellectual property. In order to enforce our intellectual property rights, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. If we are unable to maintain the proprietary nature of our technologies or intellectual property, we may be required to expend significant resources to apply for, maintain, monitor, and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellection property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse outcome in such litigation or proceedings may therefore expose us to a loss of our competitive position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all. Our failure to secure, protect, and enforce our intellectual property rights could seriously damage our brand and have an adverse effect on our business, financial condition, cash flows, and results of operations.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest.
Our failure to obtain or maintain adequate protection of our trademark or trade name rights for any reason could have a material adverse effect on our business, results of operations and financial condition. Our current and future trademark applications in the United States may not be allowed or may subsequently be opposed. Once filed and registered, our trademarks or trade names may be challenged, infringed, circumvented, or declared generic, or determined to be infringing on other marks. We may not have adequate resources to enforce our trademarks against competitors or other third parties, and any such enforcement actions against third parties may not be successful. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
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
We rely, and expect to continue to rely, on certain services and intellectual property that we license from third parties for use in our operations, particularly SMART Builder, which we license from an entity affiliated with the Founder Fund. We cannot be certain that our suppliers and licensors are not infringing upon the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the third-party technology used in our business in all jurisdictions in which we may operate. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the operations, products, or offerings that include or incorporate the licensed intellectual property. Any such discontinuation or limitation could have a material and adverse impact on our business, financial condition, and results of operation.
Perceived or actual information system failures, cybersecurity incidents or attacks, or other security incidents suffered by us or our critical third-party vendors could adversely affect us.
We rely on accounting, financial, operational, management, and other information systems to conduct our operations (collectively, with the information systems of any third-party vendors or suppliers we may use, the "IT Systems"). Further, we and certain of our third-party providers collect, maintain, and process data about customers, employees, business partners, and others, including Personal Information (defined below), as well as proprietary information belonging to our business such as trade secrets (collectively, "Confidential Information"). Our IT Systems and Confidential Information are vulnerable to a range of cybersecurity risks and threats, including damage or interruption from power outages, computer and telecommunication failures, computer viruses, cybersecurity incidents or attacks (including malware, phishing attacks, ransomware attacks, social engineering and attempts to gain unauthorized access to data or other electronic security breaches or similar events, or cybersecurity attacks carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on systems or websites and rendering them unavailable or ineffective), other security breaches, natural or man-made disasters, usage errors, negligence or intentional misuse by our employees or third parties, and other related risks.
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
Our business is subject to complex and evolving laws and regulations regarding data privacy and cybersecurity. Compliance with ever-evolving federal and state laws and other requirements relating to the processing of information about individuals necessitates significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
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
Additionally, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Telephone Consumer Protection Act (the "TCPA") and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the "CAN-SPAM Act"). Specifically, we make telephone calls, and/or send short message service, or SMS, text messages to customers. The actual or perceived improper calling of customer phones or sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the TCPA, which imposes significant restrictions on the ability to make telephone calls and/or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our calling and/or SMS texting practices are not adequate or violate applicable law. This may in the future result in civil claims against us, which could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements. We also send marketing messages via email and are subject to the CAN-SPAM Act. The CAN-SPAM Act imposes certain obligations regarding the content of emails and providing opt-outs (with the corresponding requirement to honor such opt-outs promptly). While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the FTC seeking civil penalties against us.
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
The actual Basis Adjustments and Section 704(c) Allocations and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors including: the timing of redemptions or exchanges by the Continuing Equity Owners; the price of shares of our Class A common stock at the time of such redemptions or exchanges; the extent to which such redemptions or exchanges are taxable; the amount of gain recognized by such Continuing Equity Owners; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.
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
We may incur a substantial amount of debt in the future. Our existing indebtedness is recourse to us, and we anticipate that future indebtedness will likewise be recourse. Concurrently with the consummation of the IPO, we repaid the Prior Credit Facility and replaced it with the Credit Facility. We subsequently amended the Credit Facility, referred to herein as the Amended Credit Facility. As of the filing of this Annual Report on Form 10-K, we have no outstanding borrowings under the Amended Credit Facility. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. Our board of directors will consider several factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets, and the ability of particular assets, and us as a whole, to generate cash flow to cover the expected debt service. Our governing corporate documents do not contain a limitation on the amount of debt we may incur, and our board of directors may change our target debt levels at any time without the approval of our stockholders.
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
As of March 6, 2026, the Continuing Equity Owners control, in the aggregate, approximately 97.9% of the voting power represented by all our outstanding shares of capital stock. As a result, the Continuing Equity Owners exercise significant influence over all matters on which holders of Class B common stock are entitled to vote, including the election and removal of directors (subject to the rights of the holders of preferred stock, if any), amendments to our amended and restated certificate of incorporation or amended and restated bylaws, and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and have significant control over our business, affairs, and policies, including the appointment of our management, through their influence over the board composition. The directors, whom the Continuing Equity Owners will have the ability to elect through their voting power, have the authority to incur additional debt, issue or repurchase stock, declare dividends, and make other decisions that could be detrimental to stockholders.
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
•prior to the Sunset Date, directors may be removed at any time with or without cause upon the affirmative vote of the holders of a majority of the voting power of our outstanding shares of capital stock entitled to vote thereon, and from and after the occurrence of the Sunset Date, directors may be removed with or without cause and only upon the affirmative vote of holders of at least 66 2/3% of the voting power of our outstanding shares of capital stock entitled to vote thereon; and
•that certain provisions of amended and restated certificate of incorporation may be amended only by the affirmative vote of holders of at least 66 2/3% of the voting power of our then-outstanding capital stock entitled to vote thereon.
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
The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor. We maintain the majority of our cash and cash equivalents in accounts with major U.S. financial institutions, and our deposits at certain of these institutions may exceed insured limits from time to time. Market conditions can impact the viability of these institutions, as we have seen with the abrupt failures of more than one regional bank in recent years. Although we did not experience any loss related to these failures, if any of the banking institutions in which we deposit funds ultimately fails, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Cybersecurity Risk Management and Strategy
We have developed and implemented several cybersecurity risk management measures designed to protect the confidentiality, integrity, and availability of our critical systems and information. We work to refine, strengthen, and supplement these measures.
The Board of Directors and management are committed to enhancing our cybersecurity risk management measures, which are included in our enterprise risk management processes and share common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management measures include:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•improving cybersecurity and monitoring capabilities, including enhancements to endpoint detection and response, implementation of zero trust solutions, and deployment of new network operations center and security operations center capabilities.
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

Our management team, including the Chief Information Officer and the Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Information Officer, Dave Fazio, oversees the Company’s information technology strategy, including network infrastructure, systems development, cybersecurity, and enterprise platforms, with more than 30 years of experience in technology across multiple industries. Our Chief Financial Officer, Russell Devendorf, previously oversaw the information technology and risk management functions of a publicly traded homebuilder from 2008 to 2017, overseeing the company’s cybersecurity program and the implementation of an incident response plan and cybersecurity insurance. As a result, our management team’s cybersecurity experience includes previous combined experience of almost 50 years managing and otherwise engaged with IT and internal audit functions at public companies overseeing the development and strengthening of cybersecurity programs inclusive of training, risk assessments, and formal policies and procedures.
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

Item 2.    Properties.
We are headquartered in Woodstock, Georgia where we own a building consisting of approximately 26,800 square feet of office space. We use this location for our Atlanta Division, which is a part of our Southeast segment, and corporate employee offices. We lease local offices in the markets in which we conduct homebuilding operations.
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
Holders
As of March 6, 2026, there were two holders of record of our Class A common stock and two holders of record of our Class B common stock.
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
During 2025, we experienced softer‑than‑expected demand driven by sustained elevated mortgage interest rates, which continued to restrict affordability for potential homebuyers and negatively affected consumer sentiment. We responded to these challenges by implementing various financing incentives, such as closing cost credits and mortgage rate buydowns. As a result, our net new orders increased by 3% in the year ended December 31, 2025 compared to 2024. We believe our focus on affordable luxury will continue to serve us well as we remain optimistic about long-term demand due to favorable homebuyer demographics. Additionally, we aim to construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. Our SMART Builder enterprise resource planning system and efficient construction process, which we call Rteam, allows this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we believe we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which were 11% and 12% for the years ended December 31, 2025 and 2024, respectively.
At the core of our land-light operating strategy lies the principle and discipline of primarily acquiring finished lots from a diverse pool of third-party land developers or land bankers through the effective utilization of lot-option contracts. Our lot acquisition strategy reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, better aligning our pace of home orders and home starts. While using land bankers and third-party developers comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own a higher percentage of their land supply. As of December 31, 2025, we had 804 owned unstarted lots in real estate inventory on our balance sheet which represented only 3.6% of our total controlled lot supply.
We believe the geographic markets in which we operate demonstrate strong population and employment growth trends, favorable migration patterns, and desirable lifestyle and weather conditions. Our operations are currently organized into ten geographical divisions which comprise two reportable segments. Our Southeast segment consists of our Atlanta, Central Georgia, Charlotte, Greenville, and Raleigh divisions. Our Central segment consists of our Alabama, Dallas-Fort Worth, Houston, Nashville, and Alabama Gulf Coast divisions. Each of our markets is experiencing strong momentum in housing demand drivers relative to historic averages, and we believe there is significant opportunity to expand our presence in each of our respective markets.
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
Segments
Our operations are currently organized into ten geographical divisions which comprise two reportable segments. Our Southeast segment consists of our Atlanta, Central Georgia, Charlotte, Greenville, and Raleigh divisions. Our Central segment consists of our Alabama, Dallas-Fort Worth, Houston, Nashville, and Alabama Gulf Coast divisions.
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
Macroeconomic and geopolitical factors
We continue to experience certain macroeconomic trends that affect our markets and industry such as higher inflation, elevated interest rates and associated decreases in consumer discretionary income, the effects of supply chain challenges, and uncertainty regarding an economic recession. Any worsening of macroeconomic conditions in future periods could have a negative effect on our financial results.
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
Home closing proceeds are generally received from the title company within a few business days after closing. The pace of net new home orders, the ASP, discounts and incentives, and the level of upgrades and options selected by our homebuyer all impact our recognized revenues in a given period. See Note 1—Description of the business and summary of significant accounting policies for a description of how we record home closing revenue.

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

Comparison of years ended December 31, 2025 and 2024
The following table sets forth our statements of income and other operating data for the years ended December 31, 2025 and 2024, along with the year over year change in dollars and other amounts and percent (amounts in thousands):

	Year ended December 31,		Year over year change
	2025	2024	Amount	Percent
Consolidated Statements of Income Data:
Home closing revenue	$971,116	$975,463	$(4,347)	(0.4)%
Cost of home closings	758,945	719,921	39,024	5.4%
Home closing gross profit	212,171	255,542	(43,371)	(17.0)%
Selling, general, and administrative costs	139,780	136,382	3,398	2.5%
Equity in income from unconsolidated entities	(2,078)	(1,161)	(917)	79.0%
Interest expense	3,194	2,489	705	28.3%
Other expense, net	374	938	(564)	(60.1)%
Income before income taxes	70,901	116,894	(45,993)	(39.3)%
Provision for income taxes	2,492	5,065	(2,573)	(50.8)%
Net income	68,409	$111,829	$(43,420)	(38.8)%
Net income attributable to non-controlling interests and LLC members prior to IPO	57,715	95,759	(38,044)	(39.7)%
Net income attributable to Smith Douglas Homes Corp.	$10,694	$16,070	$(5,376)	(33.5)%

Earnings per share(1):
Basic	$1.19	$1.82	$(0.63)	(34.6)%
Diluted	$1.19	$1.81	$(0.62)	(34.4)%
Other operating data:
Home closings	2,908	2,867	41	1.4%
ASP of homes closed	$334	$340	$(6)	(1.8)%
Net new home orders	2,726	2,649	77	2.9%
Contract value of net new home orders	$907,095	$899,586	$7,509	0.8%
ASP of net new home orders	$333	$340	$(7)	(2.1)%
Cancellation rate(2)	11.1%	12.1%	(1.0)%	(8.3)%
Backlog homes (period end)(3)	512	694	(182)	(26.2)%
Contract value of backlog homes (period end)	$172,523	$235,869	$(63,346)	(26.9)%
ASP of backlog homes (period end)	$337	$340	$(3)	(0.9)%
Active communities (period end)(4)	100	78	22	28.2%
Controlled lots (period end):
Homes under construction	908	973	(65)	(6.7)%
Owned lots	804	803	1	0.1%
Optioned lots	20,556	17,746	2,810	15.8%
Total controlled lots	22,268	19,522	2,746	14.1%
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

Home closing revenue
Home closing revenue for the year ended December 31, 2025, was $971.1 million, a decrease of $4.3 million, or 0.4%, from $975.5 million for the year ended December 31, 2024. The decrease in revenue was primarily attributable to a 1.8% decrease in ASP of homes closed, offset by a 1.4% increase in homes closed across both reportable segments.
The following table sets forth our home closing revenue, number of home closings, and ASP of homes closed for the years ended December 31, 2025 and 2024, in each of our reportable segments (dollar amounts in thousands):

Year ended December 31,	2025			2024
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Southeast	$610,773	1,772	$345	$609,624	1,723	$354
Central	360,343	1,136	317	365,839	1,144	320
Total	$971,116	2,908	$334	$975,463	2,867	$340
Cost of home closings
Cost of home closings for the year ended December 31, 2025, was $758.9 million, an increase of $39.0 million, or 5.4%, from $719.9 million for the year ended December 31, 2024, which was primarily driven by a 1.4% increase in homes closed and a 3.9% increase in the average cost of homes closed.
Home closing gross profit
Home closing gross profit for the year ended December 31, 2025 was $212.2 million, a decrease of $43.4 million, or 17.0%, from $255.5 million for the year ended December 31, 2024. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 21.8% in 2025 compared to 26.2% in 2024. The decrease in home closing gross margin was primarily driven by a 3.9% increase in the average cost of homes closed and a 1.8% decrease in ASP of homes closed.
Selling, general, and administrative costs
Selling, general, and administrative costs for the year ended December 31, 2025 were $139.8 million, an increase of $3.4 million, or 2.5%, from $136.4 million for the year ended December 31, 2024. The increase was primarily due to an increase in division overhead associated with our increased active community count and newly formed divisions, including Central Georgia, Greenville, Alabama Gulf Coast, and Dallas-Fort Worth.
Equity in income from unconsolidated entities
Equity in income from unconsolidated entities consists primarily of our portion of income from our interest in the title company in which we hold a 49% interest and which operates in certain of our markets to provide title insurance to our homebuyers and our portion of income from our interest in the company engaged in providing mortgage broker services to our homebuyers. For the year ended December 31, 2025, equity in income from unconsolidated entities increased by $0.9 million from the year ended December 31, 2024, due to a 17.1% increase in title insurance revenue generated by the title company and $0.7 million of income from the mortgage brokerage company, which ramped up operations in 2025.
Interest expense
Interest expense is comprised of interest incurred, but not capitalized, on our Amended Credit Facility and Prior Credit Facility and other borrowings and amortization of debt issuance costs. Our interest expense increased $0.7 million to $3.2 million for the year ended December 31, 2025 from $2.5 million for the year ended December 31, 2024, which was primarily driven by an increase in interest incurred on our Amended Credit Facility due to a higher average outstanding balance.

Other expense, net
Other expense, net primarily consists of interest income, credit card rebates, insurance settlements, and other miscellaneous income and expenses. For the year ended December 31, 2025, other expense, net decreased by $0.6 million from the year ended December 31, 2024, which was primarily due to a $2.3 million charge related to abandonment of certain lot option contracts in the Central region in 2025, which did not occur in 2024, and the change in fair value of the contingent consideration liability related to the Devon Street Homes Acquisition in 2024, which did not recur in 2025.
Net income
The following table sets forth net income by reportable segment for the years ended December 31, 2025 and 2024 (in thousands):

Year ended December 31,	2025	2024	Year over year change
Southeast	$86,241	$124,837	$(38,596)
Central	22,870	41,891	(19,021)
Segment total	109,111	166,728	(57,617)
Corporate(1)	(40,702)	(54,899)	14,197
Total	$68,409	$111,829	$(43,420)
(1)Corporate primarily includes corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.
Net income for the year ended December 31, 2025 decreased by $43.4 million, or 38.8%. The decrease was primarily due to a decrease in home closing gross profit of $43.4 million, and an increase of $3.4 million in selling, general and administrative costs due to higher commissions and advertising costs, partially offset by a $2.6 million decrease in income tax expense.
Southeast: The $38.6 million decrease in net income compared to the prior year was primarily due to a $28.4 million decrease in gross profit due to a 2.8% increase in homes closed, 2.5% decrease in ASP of homes closed, and 3.9% increase in the average cost of homes closed. Also contributing to lower net income was a $10.3 million increase in selling, general, and administrative costs primarily due to an increase in division overhead associated with our increased active community count and newly formed divisions, including Central Georgia and Greenville.
Central: The $19.0 million decrease in net income compared to the prior year was primarily due a $15.0 million decrease in gross profit due to a 0.7% decrease in homes closed and a 0.9% decrease in ASP of homes closed and a $3.8 million increase in selling, general, and administrative costs. The increase in selling, general, and administrative costs are largely attributable to an increase in division overhead associated with our increased active community count and newly formed divisions, including Dallas-Fort Worth and the Alabama Gulf Coast.
Backlog homes
The following table sets forth our backlog homes and contract value and ASP of backlog homes by reportable segment as of December 31, 2025 and 2024, along with their year-to-year change in percent (dollar amounts in thousands):

As of December 31,	2025			2024			Year over year change
	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes
Southeast	265	$91,748	$346	410	$146,436	$357	(35)%	(37)%	(3)%
Central	247	80,775	327	284	89,433	315	(13)%	(10)%	4%
Total	512	$172,523	$337	694	$235,869	$340	(26)%	(27)%	(1)%

Controlled lots
The following table sets forth our total controlled lots, which includes both our owned and optioned lots, by reportable segment as of the periods set forth below:

As of December 31,	2025			2024			Year over year change
	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled
Southeast	932	13,938	14,870	881	12,210	13,091	6%	14%	14%
Central	780	6,618	7,398	895	5,536	6,431	(13)%	20%	15%
Total	1,712	20,556	22,268	1,776	17,746	19,522	(4)%	16%	14%
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

The following table presents a reconciliation of adjusted home closing gross profit and adjusted home closing gross margin to the GAAP financial measure of home closing gross profit and home closing gross margin for each of the periods indicated:

Year ended December 31, (in thousands, except percentages)	2025	2024
Home closing revenue	$971,116	$975,463
Cost of home closings	758,945	719,921
Home closing gross profit(1)	$212,171	$255,542
Capitalized interest charged to cost of home closings	2,049	1,521
Purchase accounting adjustments included in cost of home closings	81	(1,023)
Impairment of real estate inventory	2,575	—
Adj. home closing gross profit	$216,876	$256,040
Home closing gross margin(2)	21.8%	26.2%
Adj. home closing gross margin(2)	22.3%	26.2%
(1)Home closing gross profit is home closing revenue less cost of home closings.
(2)Calculated as a percentage of home closing revenue.
Our adjusted home closing gross profit and adjusted home closing gross margin decreased from the year ended December 31, 2024 to 2025. The decrease primarily results from a 1.4% increase in homes closed and a 3.9% increase in the average cost of homes closed.
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
The following table presents a reconciliation of adjusted net income to the GAAP financial measure of net income for each of the periods indicated:

Year ended December 31, (in thousands, except percentages)	2025	2024
Net income	$68,409	$111,829
Provision for income taxes	2,492	5,065
Income before income taxes	70,901	116,894
Tax-effected adjustments(1)	17,427	28,756
Adjusted net income	$53,474	$88,138
(1)For the year ended December 31, 2025 and 2024, our tax expenses assumes a 24.6% federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).

EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin
EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin are not measures of net income or net income margin as determined by GAAP. EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders, and rating agencies. We define EBITDA as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, and (v) depreciation. We define EBITDA margin as EBITDA as a percentage of home closing revenue. We define adjusted EBITDA as net income before (i) interest income, (ii) capitalized interest charged to cost of home closings, (iii) interest expense, (iv) income tax expense, (v) depreciation, (vi) share-based payment expense, (vii) adjustments resulting from the application of purchase accounting included in cost of sales, (viii) adjustments resulting from the application of purchase accounting included in other expense (income), net, (ix) severance expenses, and (x) real estate inventory impairment and lot option contract abandonment charges.
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
The following table presents a reconciliation of EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin to the GAAP financial measure of net income and net income margin for each of the periods indicated:

Year ended December 31, (in thousands, except percentages)	2025	2024
Net income	$68,409	$111,829
Capitalized interest charged to cost of home closings	2,049	1,521
Interest expense	3,194	2,489
Interest income	(401)	(859)
Provision for income taxes	2,492	5,065
Depreciation	2,549	1,825
EBITDA	$78,292	$121,870
Share-based payment expense	3,669	4,361
Purchase accounting adjustments included in cost of home closings	81	(1,023)
Remeasurement of contingent consideration liability	—	1,718
Severance expenses	—	1,378
Real estate inventory impairment and lot option contract abandonment charges	4,871	—
Adjusted EBITDA	$86,913	$128,304
Net income margin(1)	7.0%	11.5%
EBITDA margin(1)	8.1%	12.5%
Adjusted EBITDA margin(1)	8.9%	13.2%
(1)Calculated as a percentage of home closing revenue.
For the year ended December 31, 2025 compared to 2024, EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin decreased primarily as a result of a decrease in net income of 38.8%. A decrease in home closing margin of 4.3% also contributed to the decreases in EBITDA margin and adjusted EBITDA margin.

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

Year ended December 31, (in thousands, except percentages)	2025	2024
Notes payable	$44,075	$3,060
Equity	444,136	401,727
Total capitalization	$488,211	$404,787
Debt-to-book capitalization	9.0%	0.8%
Notes payable	$44,075	$3,060
Less: cash and cash equivalents	12,741	22,363
Net debt	31,334	(19,303)
Equity	444,136	401,727
Total net capitalization	$475,470	$382,424
Net debt-to-net book capitalization	6.6%	(5.0)%
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

Overview
As of December 31, 2025, we had $12.7 million of cash and cash equivalents. We believe existing cash and cash equivalents, availability under our Amended Credit Facility and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. We exercise strict controls and have a prudent strategy for our cash management, including those related to cash outlays for lot acquisitions and deposits on lot-option contracts. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisitions are reviewed and analyzed by our senior management team and ultimately approved by our Chief Executive Officer and Chief Financial Officer. Additionally, our land-light business model reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, which better aligns our pace of home orders and home starts. Our principal uses of cash include deposits on lot-option contracts, acquisition of finished lots, home construction, operating expenses, and the payment of interest and routine liabilities.
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
Credit Facility and Amended Credit Facility
Concurrently with the consummation of the IPO and pursuant to the Refinancing, Smith Douglas Holdings LLC and certain of its wholly-owned subsidiaries entered into the Credit Facility, which amended and replaced the Prior Credit Facility, and conducted the Debt Repayment, pursuant to which we used a portion of the net proceeds from the IPO to repay the $84.0 million outstanding under our Prior Credit Facility. Smith Douglas Homes Corp. is not a party to the Credit Facility.
The Credit Facility, among other things, increased the aggregate principal amount of our revolving credit commitments to $250.0 million and extended the maturity date to January 16, 2027, provided that the borrowers may request a one-year extension of its maturity date.
On May 15, 2025, Smith Douglas Holdings LLC entered into that certain Lender Addition and Acknowledgment Agreement and First Amendment to Amended and Restated Credit Agreement and Other Loan Documents (the “First Amendment”; the Credit Facility as amended by the First Amendment, the “Amended Credit Facility”) to, among other things, (i) increase the total revolving commitments from $250.0 million to $325.0 million, (ii) increase certain thresholds and sublimits in the borrowing base to allow for additional borrowing flexibility, (iii) extend the revolving loan maturity date from January 2027 to May 2029, and (iv) revise certain financial covenants. The Amended Credit Facility matures in May 2029, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments. The Amended Credit Facility provides that up to $20.0 million of the commitments may be used for letters of credit.
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
The Amended Credit Facility contains certain financial covenants, among others, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $286.1 million, (b) 32.5% of pre‑tax income earned in any fiscal quarter after March 31, 2025, and (c) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries at any time after March 31, 2025, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Homes LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restrict certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility. As of December 31, 2025, we were in compliance with all covenants related to the Amended Credit Facility.
As of December 31, 2025, there were $40.0 million of outstanding borrowings under the Amended Credit Facility. As of March 6, 2026, outstanding borrowings under our Amended Credit Facility totaled $80.0 million. As of both December 31, 2025 and March 6, 2026, outstanding letters of credit approximated $0.5 million.

The foregoing description of the Amended Credit Facility is qualified in its entirety by reference to the Amended Credit Facility, a copy of which is filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.
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
In addition, under the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners equal to 85% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (i) Basis Adjustments; (ii) Section 704(c) Allocations; and (iii) certain tax benefits (such as interest deductions) arising from payments made under the Tax Receivable Agreement. We expect the amount of the cash payments that we will be required to make under the Tax Receivable Agreement will be significant. The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing Equity Owners, the amount of gain recognized by such Continuing Equity Owners, the amount and timing of taxable income allocated to us or otherwise generated by us in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us.
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
See Part I—Item 1A. Risk Factors—Risks Related to our Organizational Structure.
Cash flows from operating, investing, and financing activities – comparison for the years ended December 31, 2025 and 2024
The following table summarizes our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

Year ended December 31,	2025	2024
Net cash (used in) provided by operating activities	$(31,337)	$19,132
Net cash used in investing activities	(6,634)	(4,706)
Net cash provided by (used in) financing activities	28,349	(11,840)
Net (decrease) increase in cash and cash equivalents	(9,622)	2,586
Cash and cash equivalents, beginning of period	22,363	19,777
Cash and cash equivalents, end of period	$12,741	$22,363
Operating activities
We used $31.3 million and generated $19.1 million in net cash from operating activities for the years ended December 31, 2025 and 2024, respectively. Operating cash flows for 2025 benefited from cash generated by net income of $68.4 million primarily offset by a $46.2 million increase in real estate inventory, a $37.4 million increase in deposits on real estate under option or contract, and a $15.3 million decrease in accounts payable. Operating cash flows for 2024 benefited from cash generated by net income of $111.8 million primarily offset by a $53.7 million increase in real estate inventory and a $45.9 million increase in deposits on real estate under option or contract.
Investing activities
We used $6.6 million and $4.7 million in net cash in investing activities for the years ended December 31, 2025 and 2024, respectively. The net cash used in investing activities during both years was primarily due to purchases of property and equipment and investments in unconsolidated entities.
Financing activities
We generated $28.3 million and used $11.8 million in net cash in financing activities during the years ended December 31, 2025 and 2024, respectively. The net cash provided by financing activities during the year ended December 31, 2025 was primarily due to $40.0 million in net borrowings under the Amended Credit Facility and $43.3 million in proceeds from sales of real estate not owned, partially offset by $28.4 million in tax distributions, $21.1 million in payments related to repurchases of real estate not owned, and $2.2 million of debt issuance costs. The net cash used in financing activities during the year ended December 31, 2024 was primarily due to $117.5 million in net proceeds from the IPO and Reorganization Transactions, which were more than offset by $111.0 million in net repayments under the Prior Credit Facility, $40.0 million in distributions, and $15.9 million in payments related to repurchases of real estate not owned.
Material Cash Commitments
We expect our future cash requirements will relate to working capital, capital expenditures, benefits expenses, interest expense and debt service obligations. In addition, we may use cash and cash equivalents to enter into strategic transactions, such as potential joint ventures or other unconsolidated entities, or acquisitions. Our material cash commitments as of December 31, 2025 were our $2.0 million operating lease obligation, which primarily consists of our division offices and the interest on our Amended Credit Facility on the amounts outstanding from time to time.
Off-Balance Sheet Arrangements
While using land bankers and third-party developers as part of our land-light operating strategy comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own and develop a higher percentage of their land supply. As of December 31, 2025, we had 804 owned unstarted lots in real estate inventory on our balance sheet which represented only 3.6% of our total controlled lot supply.
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
As of December 31, 2025, we had $136.8 million of non-refundable cash deposits under land and lot-option contracts pertaining to 14,888 lots with a remaining aggregate purchase price of approximately $1.07 billion.

Surety Bonds and Letters of Credit
From time to time, we may enter into surety bond and letter of credit arrangements with local municipalities, government agencies and developers. These arrangements relate to certain performance or maintenance-related obligations. As of December 31, 2025, outstanding letters of credit approximated $0.5 million. Surety bonds do not have stated expiration dates, rather, we are released from the bonds as the contractual performance is completed. These bonds, which totaled $47.4 million and $32.1 million as of December 31, 2025 and 2024, respectively, are typically outstanding over a period of approximately one to five years depending on the pace of development. If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, our ability to operate could be restricted and could have an adverse effect on our business and results of operations.
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
Real estate inventory is stated at cost unless the community is determined to be impaired, at which point the inventory is written down to fair value as required by Accounting Standards Codification (ASC) Topic 360-10, Property, Plant, and Equipment. We review our real estate inventory for indicators of potential impairment on a quarterly basis at the community level considering market and economic conditions, current sales absorption rates, and recent profitability of new home orders. When an indicator of impairment is identified, we prepare and analyze cash flows at the community level on an undiscounted basis. If the undiscounted cash flows are less than the community’s carrying value, we generally estimate the fair value using the estimated future discounted cash flows of respective inventories. A community with a fair value less than its carrying value is written down to such fair value and resulting losses are reported within home closing gross profit. During the year ended December 31, 2025, we recognized an inventory impairment charge of $2.6 million in the Central reporting segment, which is included within cost of home closings in the accompanying consolidated statements of income. No impairments were recognized during the year ended December 31, 2024.
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

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which requires expanded disclosure of the Company’s income rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning after January 1, 2025. The Company adopted ASU 2023-09 for the annual period beginning January 1, 2025, and will adopt for interim periods beginning January 1, 2026. ASU 2023-09 is applied retrospectively to all prior periods presented.

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

In September 2025, FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (ASU 2025-06), which modernizes the accounting for the costs of internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for our annual and interim reports within the fiscal year beginning January 1, 2028, and may be applied on a retrospective, modified transition or prospective basis. The Company is currently evaluating the impact adopting this guidance will have on its consolidated financial statements and disclosures.

In December 2025, FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements“ (ASU 2025-11), to clarify interim disclosure requirements and the applicability of Topic 270, Interim Reporting. ASU 2025-11 is effective for our interim reports covering the fiscal year beginning January 1, 2028, and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact adopting this guidance will have on our interim financial statements and disclosures.
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
Additionally, we are subject to risk from interest rate fluctuations on any borrowings under our Amended Credit Facility, which carries a variable interest rate. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of March 6, 2026, outstanding borrowings under our Amended Credit Facility totaled $80.0 million.
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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Smith Douglas Homes Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Smith Douglas Homes Corp. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Atlanta, Georgia
March 12, 2026

SMITH DOUGLAS HOMES CORP.
Consolidated Balance Sheets

	December 31,
	2025	2024
	(In thousands)
Assets
Cash and cash equivalents	$12,741	$22,363
Real estate inventory	298,637	277,834
Deposits on real estate under option or contract	138,763	103,026
Real estate not owned	28,051	5,830
Property and equipment, net	9,720	3,775
Goodwill	25,726	25,726
Deferred tax asset, net	9,666	10,906
Other assets	34,289	26,441
Total assets	$557,593	$475,901
Liabilities and Equity
Liabilities:
Accounts payable	$1,938	$17,234
Customer deposits	3,108	5,301
Notes payable	44,075	3,060
Liabilities related to real estate not owned	28,051	5,830
Accrued expenses and other liabilities	26,428	32,348
Tax receivable agreement liability	9,857	10,401
Total liabilities	113,457	74,174
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, $0.0001 par value – 250,000,000 shares authorized; 9,017,708 and 8,846,154 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Class B common stock, $0.0001 par value – 100,000,000 shares authorized; 42,435,897 shares issued and outstanding as of December 31, 2025 and 2024	4	4
Additional paid-in capital	60,610	58,208
Retained earnings	26,113	15,419
Total stockholders’ equity attributable to Smith Douglas Homes Corp.	86,728	73,632
Non-controlling interests attributable to Smith Douglas Holdings LLC	357,408	328,095
Total equity	444,136	401,727
Total liabilities and equity	$557,593	$475,901
See accompanying notes to consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Consolidated Statements of Income

	Year ended December 31,
	2025	2024
	(In thousands)
Home closing revenue	$971,116	$975,463
Cost of home closings	758,945	719,921
Home closing gross profit	212,171	255,542

Selling, general and administrative costs	139,780	136,382
Equity in income from unconsolidated entities	(2,078)	(1,161)
Interest expense	3,194	2,489
Other expense, net	374	938
Income before income taxes	70,901	116,894
Provision for income taxes	2,492	5,065
Net income	68,409	111,829
Net income attributable to non-controlling interests and LLC members prior to IPO	57,715	95,759
Net income attributable to Smith Douglas Homes Corp.	$10,694	$16,070

	Year ended December 31,	Period from January 11, 2024 to December 31,
	2025	2024
Earnings per share:
Basic	$1.19	$1.82
Diluted	$1.19	$1.81
Weighted average shares of common stock outstanding:
Basic	9,000,606	8,846,174
Diluted	9,213,200	9,062,368

See accompanying notes to consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Consolidated Statements of Equity
For the Years Ended December 31, 2025 and 2024

(In thousands, except number of units)

	Smith Douglas Holdings LLC Members’ Equity (prior to Reorganization Transactions) Note 1						Smith Douglas Homes Corp. Stockholders’ Equity
	Class A Units		Class C Units		Class D Units		Class A Common Stock		Class B Common Stock					Non- Controlling Interests
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity	Amounts	Total Equity
Balance December 31, 2023	111,111	$206,303	2,000	$2,000	600	$600									$208,903
Distributions	—	(16,259)	—	—	—	—									(16,259)
Net loss prior to Reorganization Transactions and IPO	—	(1,160)	—	—	—	—									(1,160)
Reorganization Transactions	(111,111)	(188,884)	—	—	—	—	—	$—	44,871,794	$4	$—	$—	$4	$188,884	4
IPO and Related Transactions	—	—	(2,000)	(2,000)	(600)	(600)	8,846,154	1	(2,435,897)	—	52,989	—	52,990	65,333	115,723
Increase in deferred tax asset from IPO and Related Transactions	—	—	—	—	—	—	—	—	—	—	858	—	858	—	858
Tax distributions	—	—	—	—	—	—	—	—	—	—	—	(651)	(651)	(23,041)	(23,692)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	4,361	—	4,361	—	4,361
Net income subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	—	—	16,070	16,070	96,919	112,989
Balance December 31, 2024	—	$—	—	$—	—	$—	8,846,154	$1	42,435,897	$4	$58,208	$15,419	$73,632	$328,095	$401,727
Tax distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,402)	(28,402)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	3,669	—	3,669	—	3,669
Stock issued under incentive award plan, net of shares withheld for employee taxes	—	—	—	—	—	—	171,554	—	—	—	(1,267)	—	(1,267)	—	(1,267)
Net income	—	—	—	—	—	—	—	—	—	—	—	10,694	10,694	57,715	68,409
Balance December 31, 2025	—	$—	—	$—	—	$—	9,017,708	$1	42,435,897	$4	$60,610	$26,113	$86,728	$357,408	$444,136
See accompanying notes to consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$68,409	$111,829
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,549	1,825
Accrued incentive compensation expense	858	3,020
Share-based payment expense	3,669	4,361
Abandonment of lot option contracts	2,296	—
Impairment of real estate inventory	2,575	—
Amortization of debt issuance costs	944	942
Equity in earnings from unconsolidated entities	(2,078)	(1,161)
Distributions of income from unconsolidated entities	1,948	1,088
Non-cash lease expense	658	630
Provision for deferred income taxes	1,240	353
Change in value of TRA liability	(544)	—
Other	5	24
Changes in assets and liabilities:
Real estate inventory	(46,231)	(53,745)
Deposits on real estate under option or contract	(37,401)	(45,930)
Other assets	(5,393)	(6,659)
Accounts payable	(15,296)	(84)
Customer deposits	(2,193)	(1,867)
Accrued expenses and other liabilities	(7,352)	4,506
Net cash (used in) provided by operating activities	(31,337)	19,132

Cash flows from investing activities:
Purchases of property and equipment	(5,524)	(3,887)
Investments in unconsolidated entities	(1,135)	(855)
Other	25	36
Net cash used in investing activities	(6,634)	(4,706)

Cash flows from financing activities:
Issuance of Class A common stock in IPO, net of underwriting discount	—	172,765
Issuance of Class B common stock	—	4
Payment of offering costs	—	(5,137)
Redemption of Class C and D units	—	(2,600)
Purchase of LLC interests from Continuing Equity Owners	—	(47,573)
Borrowings under revolving credit facility	205,000	87,000
Repayments under revolving credit facility	(165,000)	(158,000)
Payments on notes payable	(1,697)	(1,574)
Payments on notes payable - related party	(288)	(938)
Proceeds from sales of real estate not owned	43,347	4,890

SMITH DOUGLAS HOLDINGS LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued

Payments related to repurchases of real estate not owned	(21,126)	(15,875)
Distributions	(28,402)	(39,951)
Payment of debt issuance costs	(2,218)	(1,851)
Payment of shares withheld for taxes	(1,267)	—
Payment of contingent consideration related to acquisition	—	(3,000)
Net cash provided by (used in) financing activities	28,349	(11,840)

Net (decrease) increase in cash and cash equivalents	(9,622)	2,586
Cash and cash equivalents, beginning of year	22,363	19,777
Cash and cash equivalents, end of year	$12,741	$22,363

	Year Ended December 31,
	2025	2024

	(In thousands)
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest, net of amounts capitalized	$1,955	$1,735

Cash paid for income taxes	$3,586	$4,297

Right-of-use assets obtained in exchange for new operating lease liabilities	$574	$1,906

Purchases of property, plant, and equipment through issuance of related party note payable	$3,000	$—

Offering costs prepaid in prior year	$—	$1,732
See accompanying notes to consolidated financial statements.

Smith Douglas Homes Corp.
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

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
The Company is a builder of single-family homes in communities in certain markets in the southeastern and southern United States. The Company’s homes and communities are primarily targeted to first-time and empty-nest homebuyers. The Company currently operates in metropolitan Atlanta, Birmingham, Chattanooga, Central Georgia, Charlotte, Dallas-Fort Worth, Greenville, Alabama Gulf Coast, Huntsville, Nashville, Raleigh and Houston. The Company operates a land-light business model whereby the Company typically purchases finished lots via lot-option contracts from various third-party land developers or land bankers. Additionally, the Company offers title insurance services and mortgage brokerage services through unconsolidated entities, as described in Note 5 (Investments in unconsolidated entities).
Initial public offering
The Company successfully closed an IPO of 8,846,154 shares of Class A common stock at a public offering price of $21.00 per share on January 16, 2024, which included 1,153,846 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. The net proceeds from the IPO aggregated to approximately $172.8 million. Shares of Class A common stock began trading on the New York Stock Exchange under the ticker symbol "SDHC" on January 11, 2024.
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
The non-controlling interests in the consolidated statements of income for the years ended December 31, 2025 and 2024 represent the portion of earnings attributable to the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners. The non-controlling interests in the consolidated balance sheets as of December 31, 2025 and 2024 represent the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of December 31, 2025 and 2024, the non-controlling interests were 82.5% and 82.8%, respectively.
Use of estimates in the preparation of consolidated financial statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2025 and 2024, the majority of cash and cash equivalents were in demand deposit accounts with major financial institutions. At various times throughout the year, the Company may have cash deposited with these financial institutions that exceeds federally insured limits, and the Company could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions. To date, the Company has experienced no loss or diminished access to cash in its demand deposit accounts.
Real estate inventory
Real estate inventory consists primarily of the capitalized costs of finished homes, homes under construction, and residential lots. The Company includes the costs of lot acquisitions, development, direct home construction, capitalized interest, closing costs and direct and certain indirect overhead costs incurred during home construction in real estate inventory.
Real estate inventory is stated at cost unless a community is determined to be impaired, at which point the inventory is written down to fair value as required by ASC Topic 360-10, Property, Plant, and Equipment. The Company reviews its real estate inventory for indicators of potential impairment on a quarterly basis at the community level considering market and economic conditions, current sales absorption rates and recent profitability of new home sales. When an indicator of impairment is identified, the Company prepares and analyzes cash flows at the community level on an undiscounted basis. If the undiscounted cash flows are less than the community's carrying value, the Company generally estimates the fair value using the estimated future discounted cash flows of the respective community. A community with a fair value less than its carrying value is written down to such fair value and resulting losses are reported within cost of home closings in the accompanying consolidated statements of income. During the year ended December 31, 2025, the Company recognized an inventory impairment charge of $2.6 million in the Central reporting segment, which is included within cost of home closings in the accompanying consolidated statements of income. No impairments were recognized during the year ended December 31, 2024.
Deposits on real estate under option or contract
Deposits paid related to land and lot option purchase contracts are recorded and classified as deposits on real estate under option or contract until the related lots are purchased. Deposits are reclassified as a component of real estate inventory at the time the deposit is used to offset the acquisition price of the lots based on the terms of the underlying agreements. To the extent they are non-refundable, deposits are expensed to cost of home closings if the option agreement is terminated or lot acquisition is no longer considered probable. During the year ended December 31, 2025, the Company recognized lot option contract abandonment charges of $2.3 million in the Central reporting segment, which is included within other expense, net in the accompanying consolidated statements of income. No lot option contract abandonment charges were recognized during the year ended December 31, 2024. Since the Company's land and lot option contracts typically do not require specific performance, the Company does not consider such contracts to be contractual obligations to purchase the lots and total exposure to loss under such contracts is limited to non-refundable deposits and any capitalized pre-acquisition costs. See Note 4 for information on land and lot option contracts.
Real estate not owned
In limited circumstances, the Company may sell finished lots it owns to a land banker and simultaneously enter into an option agreement to repurchase those finished lots. In accordance with ASC 606-10-55-70, these transactions are considered a financing arrangement rather than a sale because of the Company's options to repurchase these parcels at a higher price. As of December 31, 2025 and 2024, approximately $28.1 million and $5.8 million, respectively, was recorded to real estate not owned, with a corresponding amount of approximately $28.1 million and $5.8 million, respectively, recorded to liabilities related to real estate not owned for the remaining balance of net cash received from the transactions for lots not yet repurchased (see Note 17 for information on transactions with related parties). The liabilities related to real estate not owned are excluded from the Company's debt covenant calculations.
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
The Company regularly reviews its investments in unconsolidated entities to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value. There were no other-than-temporary impairments of investments in unconsolidated entities recognized during the years ended December 31, 2025 and 2024.
Property and equipment
Property and equipment are recorded at cost. Depreciation is generally recorded using the straight-line method over the estimated useful lives of the assets, which range from two to thirty years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions and betterments are capitalized. The cost of property and equipment sold or otherwise disposed of, and the accumulated depreciation thereon, is eliminated from the property and equipment and accumulated depreciation accounts, and gains and losses are reflected in other expense (income), net in the accompanying consolidated statements of income.

Other assets
Other assets consist of the following as of December 31, (in thousands):

	2025	2024
Development reimbursement receivables from land bankers (Note 4)	$15,712	$14,852
Debt issuance costs, net of accumulated amortization	2,949	1,631
Prepaid insurance and other expenses	5,281	2,811
Operating lease right-of-use assets	1,902	3,065
Investments in unconsolidated entities	2,299	1,033
Other assets	6,146	3,049
Total other assets	$34,289	$26,441
Debt issuance costs represent the fees associated with the Company's revolving credit facility. These costs are recorded in the accompanying consolidated balance sheets within other assets and amortized to interest expense using the straight-line method over the term of the credit facility. As of December 31, 2025 and 2024, debt issuance costs net of accumulated amortization totaled approximately $2.9 million and $1.6 million, respectively. Amortization of debt issuance costs was approximately $0.9 million for both the years ended December 31, 2025 and 2024 and is included in interest expense in the accompanying consolidated statements of income.
Goodwill
Goodwill totaled $25.7 million as of December 31, 2025 and 2024 and represents the excess of the purchase price of the Devon Street acquisition above the preliminary estimate of fair value of the net assets acquired at the acquisition date. The Company assesses goodwill for impairment each year as of October 1 and between annual evaluations if events or changes in circumstances change that would more likely than not reduce the fair value of the reporting unit to which the goodwill was assigned below its carrying amount. When evaluating goodwill for impairment, the Company may perform the optional qualitative assessment by considering factors including macroeconomic conditions, industry and market conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will perform quantitative impairment testing by comparing the fair value of a reporting unit with its carrying amount.
The Company performed its annual impairment assessment for goodwill as of October 1, 2025, and concluded there was no impairment of the recorded balance. As of December 31, 2025, no events or changes in circumstances indicate the carrying value may not be recoverable.
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
When the Company executes sales contracts with its homebuyers, or when it requires advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. The Company either retains or refunds to the customer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. As of December 31, 2025 and 2024, customer deposits totaled $3.1 million and $5.3 million, respectively. Substantially all customer deposits are recognized in revenue within one year of being received from homebuyers.
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
Income taxes
Smith Douglas Homes Corp. is subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Smith Douglas Holdings LLC assessed at the prevailing corporate tax rates. Smith Douglas Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes since the taxable income or loss is passed through to its members. Smith Douglas Holdings LLC incurs liabilities for certain state taxes payable directly by it, which are not significant and for which the expense is included in the provision for income taxes in the accompanying consolidated statements of income.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of December 31, 2025 and 2024, there were no known items which would result in a significant accrual for uncertain tax positions. The Company's 2024 and 2025 tax years remain subject to examination.

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
The Company will make payments under the TRA which are expected to be significant. The Company will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing Equity Owners by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of the purchase or redemption. Further, the Company will evaluate the likelihood that it will realize the benefit represented by the deferred tax asset and, to the extent that management estimates that it is more likely than not that the Company will not realize the benefit, the Company will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to equity, and the effects of changes in any estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements. A change in the Company’s assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact results.
Advertising costs
The Company expenses advertising costs as they are incurred. Advertising expense, which is included in selling, general and administrative costs in the accompanying consolidated statements of income, was approximately $9.3 million and $6.8 million for the years ended December 31, 2025 and 2024, respectively.
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
In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which requires expanded disclosure of the Company’s income rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning after January 1, 2025. The Company adopted ASU 2023-09 for the annual period beginning January 1, 2025, and will adopt for interim periods beginning January 1, 2026. ASU 2023-09 is applied retrospectively to all prior periods presented.
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
In September 2025, FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (ASU 2025-06), which modernizes the accounting for the costs of internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for our annual and interim reports within the fiscal year beginning January 1, 2028, and may be applied on a retrospective, modified transition or prospective basis. The Company is currently evaluating the impact adopting this guidance will have on its consolidated financial statements and disclosures.

In December 2025, FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements“ (ASU 2025-11), to clarify interim disclosure requirements and the applicability of Topic 270, Interim Reporting. ASU 2025-11 is effective for our interim reports covering the fiscal year beginning January 1, 2028, and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact adopting this guidance will have on its interim financial statements and disclosures.
Note 2 - Real estate inventory and capitalized interest:
A summary of real estate inventory is as follows as of December 31, (in thousands):

	2025	2024
Lots held for construction	$81,844	$73,352
Homes under construction, completed homes and model homes	216,793	204,482
Total real estate inventory	$298,637	$277,834
The Company capitalizes into real estate inventory interest costs incurred on homes under construction during the construction period until substantial completion. The Company does not capitalize interest on homes where construction has been suspended.
A summary of capitalized interest is as follows as of December 31, (in thousands):

	2025	2024
Capitalized interest, beginning of period	$253	$1,338
Interest incurred	5,981	2,925
Interest expensed	(3,194)	(2,489)
Interest charged to cost of home closings	(2,049)	(1,521)
Capitalized interest, end of period	$991	$253
Note 3 - Property and equipment:
Property and equipment consists of the following as of December 31, (in thousands):

	2025	2024
Automobiles	$—	$32
Airplanes	3,217	2,866
Furniture and fixtures	8,460	5,474
Buildings	4,022	—
Computer equipment	500	64
	16,199	8,436
Less: Accumulated depreciation and amortization	(6,479)	(4,661)
Net property and equipment	$9,720	$3,775
Depreciation expense was $2.5 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively.
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

Based on the provisions of the relevant accounting guidance, the Company has concluded that when it enters into an option or purchase agreement to acquire lots from an entity, a variable interest entity (VIE) may be created. The Company evaluates all option and purchase agreements and amendments for land to determine if the related entity is a VIE. As required by ASC Topic 810, Consolidation, the Company assesses whether it is the primary beneficiary for each VIE. In order to determine if the Company is the primary beneficiary, the Company must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE. If the Company does not control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company has the ability to control such activities, the Company will continue its analysis by determining if the Company is also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will benefit from a potentially significant amount of the VIE’s expected gains. As of December 31, 2025 and 2024, the Company was not identified as the primary beneficiary of any VIEs associated with option and purchase agreements. Therefore, no such VIEs required consolidation under ASC Topic 810.
In all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss in option agreements is limited to the Company’s option deposits (as presented in the table below), any capitalized pre‑acquisition costs, and any termination fees (which approximated $54.2 million as of December 31, 2025).
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
The following provides a summary of the Company's interests in land option agreements (in thousands):

	December 31, 2025
	Deposits or Investments	Remaining Purchase Price
Option contracts	$132,163	$1,268,959
Option contracts with unconsolidated entities	8,286	35,399
Total option contracts	$140,449	$1,304,358

	December 31, 2024
	Deposits or Investments	Remaining Purchase Price
Option contracts	$100,826	$1,094,040
Option contracts with unconsolidated entities	2,800	13,674
Total option contracts	$103,626	$1,107,714
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

Note 5 - Investments in unconsolidated entities:
The Company has non-controlling equity interests in various entities. The Company uses the equity method of accounting for these investments. As of December 31, 2025, the Company had equity method investments in two entities engaged in the development and sale of lots, one entity engaged in providing mortgage broker services to our homebuyers, and two entities engaged in providing title insurance services to our homebuyers. During the years ended December 31, 2025 and 2024, the Company contributed approximately $1.1 million and $0.9 million, respectively, to those entities. The Company's proportionate share of the entities’ income during the years ended December 31, 2025 and 2024 was approximately $2.1 million and $1.2 million, respectively. The entities also distributed approximately $1.9 million and $1.1 million to the Company during the years ended December 31, 2025 and 2024, respectively, resulting in a total equity investment of approximately $2.3 million and $1.0 million as of December 31, 2025 and 2024, respectively.
Note 6 - Notes payable:
As of December 31, 2025, the Company has a $325.0 million unsecured revolving credit facility under the Amended Credit Facility. On May 15, 2025, the Company entered into that certain Lender Addition and Acknowledgement Agreement and First Amendment to the Amended and Restated Credit Agreement (the First Amendment; the Credit Facility as amended by the First Amendment, the First Amendment and Amended Credit Facility) to, among other things, (i) increase the total revolving commitments from $250.0 million to $325.0 million, (ii) increase certain thresholds and sublimits in the borrowing base to allow for additional borrowing flexibility, (iii) extend the revolving loan maturity date from January 2027 to May 2029, and (iv) revise certain financial covenants.The Amended Credit Facility matures in May 2029, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments. The Amended Credit Facility provides that up to $20.0 million of the commitments may be used for letters of credit.
The borrowings and letters of credit outstanding under the Amended Credit Facility may not exceed the borrowing base as defined in the Amended Credit Facility. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company.
Borrowings under the Amended Credit Facility bear interest, at the borrower’s option, at either a base rate or Secured Overnight Financing Rate (which may be a daily simple rate or based on 1-, 3- or 6-month interest periods, in each case at the borrower’s option), plus an applicable margin. The applicable margin ranges from 2.35% to 3.00% based on the Company’s leverage ratio as determined in accordance with a pricing grid defined in the Amended Credit Facility. Interest is payable in arrears on the last business day of each month or at the end of each 1-, 3- or 6-month interest period, as applicable. As of December 31, 2025, the interest rate on outstanding borrowings under the Prior Credit Facility was 6.11%.
The Amended Credit Facility contains certain financial covenants, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $286.1 million, (b) 32.5% of pre‑tax income earned in any fiscal quarter after March 31, 2025, and (c) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after March 31, 2025, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Holdings LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restricts certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility. As of December 31, 2025, the Company was in compliance with all covenants related to the Amended Credit Facility.
As of December 31, 2025, there were $40.0 million of outstanding borrowings under the Amended Credit Facility. As of December 31, 2024, there were no outstanding borrowings under the Amended Credit Facility. As of December 31, 2025, outstanding letters of credit approximated $0.5 million. As of December 31, 2024, there were no outstanding letters of credit. Availability as determined in accordance with the Borrowing Base, as defined, totaled approximately $176.5 million as of December 31, 2025.
On July 31, 2023, the Company entered into a three-year seller note payable of $5.0 million as part of the consideration for the acquisition of Devon Street which bears interest at 8% per annum. The seller note is payable in quarterly installments of principal and accrued interest beginning September 30, 2023 through maturity on September 30, 2026. The seller was employed as the division president of the Houston division from July 31, 2023 through December 31, 2024. As of December 31, 2025 and 2024, the balance on the seller note payable was $1.4 million and $3.1 million, respectively, which is included in notes payable in the accompanying consolidated balance sheets.
On May 13, 2025, the Company borrowed $3.0 million in the form of a secured promissory note from The BF Holding Trust, an entity affiliated with the Founder Fund, which bears interest at 8.5% per annum. The promissory note was used to partially fund the purchase of an office building located in Woodstock, Georgia from JBB Cherokee Holdings LLC, an entity affiliated with the Founder Fund (see Note 17). The promissory note is payable in monthly installments of principal and interest through maturity on May 13, 2030. As of December 31, 2025, the balance on the related party promissory note was $2.7 million, which is included in notes payable in the accompanying consolidated balance sheets.
Future maturities of notes payable to third parties are as follows as of December 31, 2025 (in thousands):

Year ending December 31,
2026	$1,892
2027	575
2028	626
2029	40,681
2030	301
$44,075
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

		Fair Value (In Thousands)
		December 31,
Asset or Liability	Fair Value Hierarchy	2025	2024
Measured at fair value on a non-recurring basis:
Real estate inventory	Level 3	$8,174	$—

Disclosed at fair value:
Borrowings under Credit Facility	Level 2	$40,000	$—
Seller note payable	Level 2	$1,363	$3,060
Related party note payable	Level 2	$2,712	$—
Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the above table represent only those assets whose carrying values were adjusted to fair value during the quarterly period ended as of the respective balance sheet dates. See Note 1 for a more detailed discussion of the valuation methods used for real estate inventory.

The carrying value of the borrowings under the Credit Facility approximates fair value due to variable rate terms that approximate market rates.
The carrying values of the seller note payable and related party note payable approximate fair value because the interest rates on the notes approximate market rates as of December 31, 2025 and 2024.
Note 8 - Accrued expenses and other liabilities:
Accrued expenses and other liabilities consist of the following as of December 31, (in thousands):

	2025	2024
Payroll and related liabilities	$8,161	$17,882
Accrued incentive compensation	1,671	2,184
Warranty reserves	4,180	3,622
Lease liabilities	2,021	3,183
Due to related parties and notes payable – related party	—	1
Accruals related to real estate development and other liabilities	10,395	5,476
Total accrued expenses and other liabilities	$26,428	$32,348
Note 9 - Warranty reserves:
A summary of the activity in the Company's warranty liability account is as follows (in thousands):

	Year ended December 31,
	2025	2024
Balance, beginning of period	$3,622	$2,839
Additions to reserves from new home closings	1,958	1,950
Warranty claims	(464)	(420)
Adjustments to pre-existing reserves	(936)	(747)
Balance, end of period	$4,180	$3,622

Note 10 - Accrued incentive compensation:
The Company has incentive compensation agreements in place with certain employees, whereby a portion of the employee's annual bonus is paid over a three-year period. The long-term incentive compensation vests annually over the three-year period and is forfeited if the employee leaves without good reason or is terminated for cause. All long-term incentive compensation vests immediately upon a change in control. The Company recognized $0.9 million and $3.0 million of deferred compensation expense related to these incentive compensation agreements during the years ended December 31, 2025 and 2024, respectively, which is included within selling, general and administrative costs in the accompanying consolidated statements of income. As of December 31, 2025 and 2024, the Company had accumulated a total liability of approximately $1.7 million and $2.2 million, respectively, related to the incentive compensation agreements, which is included within accrued expenses and other liabilities in the accompanying consolidated balance sheets.
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
The Company's lease population as of December 31, 2025 and 2024 is comprised of operating leases where the Company is the lessee, and these leases are primarily for office space for division offices, as well as certain equipment leases.
Lease cost included in the accompanying consolidated statements of income as a component of selling, general and administrative costs is presented in the table below (in thousands).

	Year Ended December 31,
	2025	2024
Operating leases costs	$825	$782
Variable lease costs - operating	$152	$217
ROU assets are included within other assets and lease liabilities are included within accrued expenses and other liabilities in the accompanying consolidated balance sheets.
The following table presents additional information about the Company's leases (dollars in thousands):

	As of December 31,
	2025	2024
ROU assets	$1,902	$3,065
Lease liabilities	$2,021	$3,183
Weighted average remaining lease term (in months)	49	51
Weighted average discount rate	6.54%	6.49%

As of December 31, 2025, the future minimum payments required under operating leases are as follows (in thousands):

Year ending December 31,
2026	$611
2027	532
2028	469
2029	481
2030	211
Total lease payments	2,304
Less: imputed interest	(283)
Total lease liabilities	$2,021
Note 12 - Commitments and contingencies:
The Company is subject to certain contingent liabilities resulting from litigation, claims, and other commitments which arise in the ordinary course of business. Management and legal counsel believe that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or cash flows of the Company. In the normal course of business, the Company posts letters of credit and performance and other surety bonds related to certain development obligations with local municipalities, government agencies and developers. As of December 31, 2025 and 2024, performance and surety bonds totaled $47.4 million and $32.1 million, respectively. As of December 31, 2025, outstanding letters of credit approximated $0.5 million. As of December 31, 2024, there were no outstanding letters of credit.
Note 13 - Equity:
The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of December 31, 2025:

	Authorized	Issued & Outstanding	Votes per share	Economic Rights
Preferred stock	10,000,000	None

Common stock:
Class A	250,000,000	9,017,708	1	Yes
Class B	100,000,000	42,435,897	10(1)	No
(1)Each share of Class B common stock entitles its holders to ten votes per share on all matters presented to the stockholders and on which the holders of the Class B common stock are entitled to vote; provided, that each share of Class B common stock will only be entitled to one vote per share on all matters presented to the stockholders generally upon the Sunset Date.
The following table summarizes Class A common stock reserved for issuances as of December 31, 2025:

Conversion of LLC Interests held by Continuing Equity Owners	42,435,897
RSUs	2,390,548
Total	44,826,445
The Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through December 31, 2025, no series of preferred stock have been issued.
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
As of December 31, 2025, Smith Douglas Homes Corp. holds a 17.5% economic interest in Smith Douglas Holdings LLC through its ownership of 9,017,708 LLC Interests but consolidates Smith Douglas Holdings LLC as sole managing member. The remaining 42,435,897 LLC Interests representing an 82.5% interest are held by the Continuing Equity Owners and presented in the consolidated financial statements as non-controlling interests.
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
Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, Smith Douglas Holdings LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the Smith Douglas LLC Agreement, Smith Douglas Holdings LLC is required to distribute cash, to the extent that Smith Douglas Holdings LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Smith Douglas Holdings LLC taxable earnings. Smith Douglas Holdings LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Smith Douglas Holdings LLC made tax distributions to the Continuing Equity Owners totaling approximately $28.4 million and $38.2 million for the years ended December 31, 2025 and 2024, respectively.
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
Under the 2024 Plan, 2,051,282 shares of Class A common stock were initially reserved for issuance, which shares may be granted pursuant to a variety of equity-based compensation awards, including stock options, stock appreciation rights, RSUs, and other equity-based awards. The number of shares initially reserved for issuance pursuant to awards under the 2024 Plan includes an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on January 1, 2034, equal to (a) a number of shares of Class A common stock equal to 1% of the aggregate number of shares of Class A and Class B common stock outstanding on the last day of the immediately preceding calendar year or (b) such smaller number of shares of Class A common stock as determined by the board of directors. No more than 10,000,000 shares of Class A common stock may be issued upon the exercise of incentive stock options. As of December 31, 2025, 1,793,869 shares of Class A common stock are available for future grant under the 2024 Plan.

Time-based Restricted Stock Units
The following table summarizes information about time-based restricted stock units (RSUs):

	Year ended December 31,
	2025		2024
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Beginning balance	463,938	$21.34	—	$—
Granted	295,204	20.49	476,781	21.33
Vested	(217,892)	21.56	(7,143)	21.00
Forfeited	(190)	21.00	(5,700)	21.00
Ending balance	541,060	$20.79	463,938	$21.34
Generally, the RSUs granted during the year ended December 31, 2025 vest in three equal installments on each of the first three anniversaries of the grant date, subject to the employee’s continued employment through the applicable vesting date. The RSUs granted during the year ended December 31, 2024 vested in full upon the one-year anniversary of the closing date of the IPO, subject to the employee’s continued employment or the director’s continued service, with the exception of one executive’s award that vests in six equal installments on each of the first six anniversaries of the closing date of the IPO, subject to the employee’s continued employment through the applicable vesting date. Additionally, vesting of certain awards granted during the years ended December 31, 2025 and 2024 is subject to certain change in control and qualifying termination provisions as provided in the award agreements.
The Company recognized compensation expense for RSUs of approximately $3.3 million and $4.4 million during the years ended December 31, 2025 and 2024, respectively, which is included in selling, general and administrative costs in the accompanying consolidated statements of income.
The unamortized compensation cost related to RSUs of approximately $8.4 million as of December 31, 2025 is expected to be recognized over a weighted-average period of approximately 1.52 years.
Market-based Performance Restricted Stock Units
In March 2025, the compensation committee granted awards of market-based performance RSUs (PSUs) under the 2024 Plan to certain members of senior management. The PSUs vest based on the Company’s total shareholder return (TSR) relative to a selected peer group over a three-year performance period and will be settled in shares of the Company’s Class A common stock. The number of PSUs that may vest and be settled ranges from 0% to 200% of the target amount of PSUs for each award, based on actual Company TSR results as compared to the selected peer group for the performance period. Since the PSUs constitute market condition awards as defined by ASC 718, compensation expense associated with the PSU grants is determined using the grant date fair value, based on a third-party valuation analysis, and is expensed over the applicable period. To the extent earned based on actual performance, the PSUs vest on the last day of the three-year performance period, subject to the employee's continued service through the vesting date. Additionally, vesting is subject to certain change in control and qualifying termination provisions as provided in the award agreements.
The following table summarizes information about PSUs during the year ended December 31, 2025:

Period Granted	Measurement Period	Target PSUs Outstanding as of December 31, 2024	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding as of December 31, 2025	Weighted Average Grant Date Fair Value
2025	2025 - 2027	—	55,619	—	—	55,619	$25.24
Total		—	55,619	—	—	55,619
During the year ended December 31, 2025, the Company recognized compensation expense for PSUs of approximately $0.4 million, which is included in selling, general and administrative costs in the accompanying consolidated statements of income. The unamortized compensation cost related to PSUs of approximately $1.0 million as of December 31, 2025 is expected to be recognized over a weighted-average period of approximately 2.22 years. There were no PSUs granted during the year ended December 31, 2024.
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
Provision for Income Taxes
During the year ended December 31, 2025, the Company’s income tax provision was $2.5 million. The Company’s income tax provision was $5.1 million for the period from January 11, 2024 to December 31, 2024. As the IPO occurred during the year ended December 31, 2024, and the Company had no business transactions or activities prior to the IPO, no amounts related to the provision for income taxes were incurred for the period from January 1, 2024 to January 10, 2024.
Components of the income tax provision are as follows (in thousands):

	December 31, 2025	December 31, 2024
Current taxes:
Federal	$140	$3,779
State	1,112	933
Total current taxes	1,252	4,712

Deferred taxes:
Federal	1,383	342
State	(143)	11
Total deferred taxes	1,240	353
Total provision for income taxes	$2,492	$5,065

Income taxes for the years ended December 31, 2025 and 2024, differ from the expected amounts computed using the federal statutory income tax rate of 21% as a result of the following (in thousands):

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Expected taxes at U.S. federal statutory tax rate	$14,889	21.0%	$24,548	21.0%
State and local taxes, net of U.S. federal tax benefit(1)	897	1.3%	910	0.8%
Change in valuation allowance	(3,067)	(4.3)%	—	—%
Nontaxable or nondeductible items:
Income attributable to non-controlling interest	(12,305)	(17.4)%	(20,271)	(17.3)%
Other	(127)	(0.2)%	(122)	(0.1)%
Other adjustments	2,205	3.1%	—	—%
Income tax expense	$2,492	3.5%	$5,065	4.3%
(1) The state that contributes to the majority (greater than 50%) of the tax effect in this category includes Tennessee for 2025 and 2024.
The amounts of cash taxes paid are as follows (in thousands):

	Year ended December 31,
	2025	2024
Federal	$2,216	$3,905
State
Tennessee	942	(1)
Texas	180	(1)
All other states	248	392
Total income taxes, net of amounts refunded	$3,586	$4,297
(1) During the year ended December 31, 2024, there were no state jurisdictions with cash taxes paid that equaled or exceeded 5% of total income taxes paid.
Deferred tax assets are comprised of timing differences (in thousands) as follows:

	December 31, 2025	December 31, 2024
Deferred tax asset
Smith Douglas Homes Corp.'s investment in Smith Douglas Holdings LLC	$21,933	$26,098
Less: valuation allowance	(12,267)	(15,192)
Net deferred tax asset	$9,666	$10,906
Deferred Tax Asset
As of December 31, 2025 and 2024, the Company has recorded a deferred tax asset of $9.3 million and $9.8 million, respectively, resulting from the step-up in basis allowed under Section 743(b) and 197 of the Internal Revenue Code related to the purchase of 2,435,897 LLC Interests from the Continuing Equity Owners discussed in Note 1, Description of business and summary of significant accounting policies, which is expected to be amortized over the useful lives of the underlying assets. As of December 31, 2025 and 2024, the Company has also recorded a deferred tax asset of $12.6 million and $16.3 million, respectively, resulting from the outside basis difference related to its investment in Smith Douglas Holdings LLC.
The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, management recorded a valuation allowance of $12.3 million and $15.2 million, respectively, for certain deferred tax assets the Company has determined are not more likely than not to be realized.
During the year ended December 31, 2024, the initial deferred tax asset of $15.4 million for the investment in Smith Douglas Holdings LLC and the related valuation allowance of $14.6 million were recorded against additional paid-in capital and included within increase in deferred tax asset from IPO and related transactions in the consolidated statements of equity.
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
The purchase of 2,435,897 LLC Interests from the Continuing Equity Owners triggered a tax basis increase subject to the provisions of the TRA. In January 2024, the Company recognized (i) a deferred tax asset in the amount of $10.5 million, (ii) a corresponding estimated liability of $10.4 million to the Continuing Equity Owners representing 85% of the projected tax benefits, and (iii) $0.1 million of additional paid-in capital. No payments were made to the Continuing Equity Owners pursuant to the Tax Receivable Agreement during the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, the Company remeasured the TRA liability due to a change in tax rate and recorded a $0.5 million credit to other expense, net in the accompanying consolidated statements of income.
If the Continuing Equity Owners were to exchange any of their LLC Interests subsequent to December 31, 2025, such exchanges could generate additional deferred tax assets and TRA liability, which we expect would be significant.
Note 16 - Employee benefit plan:
The Company has a defined contribution 401(k) plan, which is offered to all employees who have attained the age of 21 and meet the minimum service requirements as defined in the plan document. Employer contributions under the plan are at management's discretion. During the years ended December 31, 2025 and 2024, employer contributions to the plan totaled approximately $1.5 million and $1.4 million, respectively, and are included within selling, general and administrative costs in the accompanying consolidated statements of income. Participants are immediately vested in all contributions and earnings thereon.
Note 17 - Transactions with related parties:
The Company rented office space under a lease with JBB Cherokee Holdings LLC, an entity affiliated by common ownership through May 2025, at which time the Company purchased the associated office building, as described below.

Related party lease cost included in the accompanying consolidated statements of income as a component of selling, general and administrative costs is presented in the table below (in thousands).

	Year Ended December 31,
	2025	2024
Operating lease costs (related party)	$142	$347
Variable lease costs - operating (related party)	$21	$94

Payments under the office lease agreement, along with costs associated with the office space, totaled approximately $0.2 million and $0.4 million during the years ended December 31, 2025 and 2024, respectively, which is included in selling, general and administrative costs in the accompanying consolidated statements of income.

In May 2025, the Company purchased the office building located in Woodstock, Georgia for a total purchase price of $4.0 million from JBB Cherokee Holdings LLC, an entity affiliated with the Founder Fund. Concurrently with closing of the building purchase, the Company borrowed $3.0 million in the form of a secured promissory note from The BF Holding Trust, an entity affiliated with the Founder Fund. The promissory note was used to partially fund the building purchase, bears interest at 8.5% per annum, and matures in May 2030. Subsequent to the purchase of the office building, there are no longer any leasing arrangements with JBB Cherokee Holdings LLC.
During each of the years ended December 31, 2025 and 2024, the Company incurred fees of $0.4 million in the aggregate from certain entities affiliated by common ownership for use of facilities related to business development and vendor relations, which is included in selling, general and administrative costs in the accompanying consolidated statements of income. The Company paid no fees for use of these facilities during each of the year ended December 31, 2025. The Company paid fees of $0.4 million for use of these facilities during the year ended December 31, 2024.
During the year ended December 31, 2024, the Company purchased 11 finished lots for approximately $0.8 million from an entity affiliated with the Company through common ownership.
The Company charters aircraft services from companies that are controlled by a related entity of the Company's managing member. Expenses incurred and paid to these companies under a dry lease agreement for the use of the aircraft for business travel totaled approximately $7,000 and $0.1 million for the years ended December 31, 2025 and 2024, which are included in selling, general and administrative costs in the accompanying consolidated statements of income.
The Company has related party receivables totaling approximately $0.1 million as of both December 31, 2025 and 2024 for various expenses paid by the Company on behalf of the related party, which are included in other assets in the accompanying consolidated balance sheets.
Note 18 - Segment information:
The Company operates one principal homebuilding business that is organized, managed and reported by geographic division. Management of the ten geographic divisions report to the Company's chief operating decision maker (CODM), which consists of the Chief Executive Officer and Chief Financial Officer of the Company. The CODM is regularly provided operating results of individual operating segments, which comprise the Company's reportable segments. These operating results include key operating metrics which inform the CODM's decisions regarding the allocation of resources and the assessment of the Company's overall operational performance. These operating results are reviewed against actual and budgeted figures, with income before income taxes (“segment profit”) being the key operating metric used to measure segment profit or loss. The Company's operating segments are aggregated into two reportable segments: Southeast and Central. The Southeast segment consists of the Atlanta, Central Georgia, Charlotte, Greenville, and Raleigh divisions. The Central segment consists of the Alabama, Dallas-Fort Worth, Houston, Nashville and the Alabama Gulf Coast divisions. Each reportable segment follows the accounting policies described in Note 1. As the Dallas-Fort Worth and Alabama Gulf Coast divisions were formed in 2025, segment information disclosed for the year ended December 31, 2024 does not include these divisions.

The following tables summarize financial information by segment (in thousands):

Year ended December 31, 2025	Southeast	Central	Total
Home closing revenue	$610,773	$360,343	$971,116
Cost of home closings	462,343	296,602	758,945
Home closing gross profit	148,430	63,741	212,171

Less:(1)
Selling, general, and administrative expenses(2)	62,114	38,308	100,422
Other segment items(3)	75	2,563	2,638
Segment profit	86,241	22,870	109,111

Corporate selling, general, and administrative costs(4)			39,358
Other corporate items(5)			(1,148)

Income before income taxes			$70,901

Year ended December 31, 2024	Southeast	Central	Total
Home closing revenue	$609,624	$365,839	$975,463
Cost of home closings	432,831	287,090	719,921
Home closing gross profit	176,793	78,749	255,542

Less:(1)
Selling, general, and administrative expenses(2)	51,790	34,466	86,256
Other segment items(3)	166	2,392	2,558
Segment profit	124,837	41,891	166,728

Corporate selling, general, and administrative costs(4)			50,126
Other corporate items(5)			(292)

Income before income taxes			$116,894
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

	As of December 31,
	2025	2024
Assets:
Southeast	$281,895	$230,226
Central (1)	240,901	205,257
Segment total	522,796	435,483
Corporate (2)	34,797	40,418
Total	$557,593	$475,901
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
Basic and diluted earnings per share of common stock have been computed as follows (in thousands, except share and per share amounts):

	Year ended December 31,	Period from January 11, 2024 to December 31,
	2025	2024
Numerator:
Net income attributable to Smith Douglas Homes Corp., Basic	$10,694	$16,070
Dilutive impact of unvested RSUs	246	325
Net income attributable to Smith Douglas Homes Corp., after adjustment for assumed redemption, Diluted	$10,940	$16,395

Denominator:
Weighted average shares of common stock outstanding, Basic	9,000,606	8,846,174
Dilutive effects of:
Unvested RSUs	212,594	216,194
Weighted average shares of common stock outstanding, Diluted	9,213,200	9,062,368

Basic earnings per share	$1.19	$1.82
Diluted earnings per share	$1.19	$1.81
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we concluded that the system of internal control over financial reporting was effective as of December 31, 2025, and the material weakness initially reported in 2024 has been remediated as described below.
Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part II, Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the areas of user access, change management, and segregation of duties related to certain key information technology (“IT”) systems that support the Company's financial reporting processes, resulting in ineffective design and implementation of IT-dependent controls. We believe that the material weakness resulted primarily from gaps in the sufficiency of IT resources, IT policies and procedures, and risk-assessment processes to identify and assess access and changes in certain IT environments that could impact internal controls over financial reporting.

Remediation of Previously Reported Material Weakness

In response to the material weakness in internal control over financial reporting related to ineffective ITGCs for key IT systems, the Company designed and implemented a remediation plan to address the material weakness and enhance our control environment. As part of our remediation plan, we:

•expanded the available resources at the Company with experience designing and implementing control activities, including ITGCs and automated controls, through hiring a Vice President, IT Operations in June 2025 and engaging third-party consultants and specialists in March 2025 to assist with executing our remediation plan;

•implemented periodic access reviews for key systems, including regular reviews of privileged and other key access, to ensure appropriate access and segregation of duties;
•developed new and strengthened existing technology policies and procedures;
•redesigned and implemented new ITGCs within the Company and related to our third-party service providers;
•enhanced oversight of third-party service providers, including by performing reviews of relevant SOC reports, as applicable;
•reassessed roles and responsibilities across key IT systems to ensure appropriate access and segregation of duties;
•transitioned to a new IT managed service provider, intending to provide enhanced cybersecurity, internal controls, and support services; and
•implemented and enhanced technology tools to strengthen internal processes and controls.

As of December 31, 2025, our remediation efforts have been completed and applicable controls have operated for a sufficient period of time. Management has concluded, through testing, that these controls are operating effectively. As a result, management concluded that the previously reported material weakness related to ineffective ITGCs for key IT systems has been remediated as of December 31, 2025.

Auditor's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in internal control over financial reporting
Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The information required by this item will be included under the captions “Proposal 1: Election of Directors—Director Nominees,” “Executive Officers,” “Corporate Governance,” and “Committees of the Board” in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K, if applicable, will be included under the caption “Delinquent Section 16(a) Beneficial Ownership Reporting Compliance” in the 2026 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Director Compensation” in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14.      Principal Accountant Fees and Services.
The information required by this item will be included under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The following financial statements are contained in Item 8:

(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1†^	Asset Purchase Agreement, dated July 31, 2023, by and among SDH Houston LLC, Devon Street Homes, L.P., Devon Street Homes G.P., L.L.C., and John Stephen Ray, The BRR 2022 Trust U/T/A dated April 20, 2022, The CAR 2022 Trust U/T/A dated April 20, 2022 and The TTR 2022 Trust U/T/A dated April 20, 2022	S-1	333-274379	2.1	9/6/2023
3.1	Amended and Restated Certificate of Incorporation	S-8	333-276503	4.1	1/12/2024
3.2	Amended and Restated Bylaws	S-8	333-276503	4.2	1/12/2024
4.1	Specimen Class A Common Stock Certificate	S-1	333-235874	4.1	9/6/2023
4.2	Description of Registrant’s Securities	10-K	001-41917	4.2	4/1/2024
10.1†^	Amended and Restated Credit Agreement, dated January 16, 2024, by and among Smith Douglas Building Services LLC, SDH Atlanta LLC, SDH Alabama LLC, SDH Nashville LLC, SDH Raleigh LLC, SDH Charlotte LLC; and SDH Houston LLC, the Lenders and their Assignees; Wells Fargo Bank, National Association, as Administrative Agent and Sole Bookrunner; Wells Fargo Bank, National Association, and BofA Securities, Inc., as Joint Lead Arrangers; and Bank of America, N.A. as Syndication Agent	8-K	001-41917	10.4	1/16/2024

10.2†^	Lender Addition and Acknowledgment Agreement and First Amendment to Amended and Restated Credit Agreement and Other Loan Documents, dated May 15, 2025, by and among Smith Douglas Holdings LLC, Smith Douglas Building Services LLC, SDH Atlanta LLC, SDH Alabama LLC, SDH Nashville LLC, SDH Raleigh LLC, SDH Charlotte LLC, SDH Houston LLC, SDH Central Georgia LLC, SDH Dallas LLC, SDH Greenville LLC, Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders and Wells Fargo Bank, National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., Fifth Third Bank, National Association, Royal Bank of Canada and Trustmark National Bank as lenders.	8-K	001-41917	10.1	5/21/2025
10.3†^	Tax Receivable Agreement, dated as of January 10, 2024, by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and its Original Equity Owners	8-K	001-41917	10.2	1/16/2024
10.4†	Amended and Restated Limited Liability Company Agreement of Smith Douglas Homes Corp., Smith Douglas Holdings LLC and its Members	8-K	001-41917	10.1	1/16/2024
10.5†^	Registration Rights Agreement, dated January 10, 2024, by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC and its Original Equity Owners	8-K	001-41917	10.3	1/16/2024
10.6#	Smith Douglas Homes Corp. 2024 Incentive Award Plan	S-8	333-276503	4.3	1/12/2024
10.7#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Incentive Award Plan	S-8	333-276503	4.4	1/12/2024
10.8#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2024 Incentive Award Plan	S-8	333-276503	4.5	1/12/2024
10.9#	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under the 2024 Incentive Award Plan	10-K	001-41917	10.8	3/21/2025
10.10#	Non-Employee Director Compensation Program					*
10.11#	Form of Indemnification Agreement with Directors and Executive Officers	S-1/A	333-235874	10.9	10/16/2023
10.12#†^	Employment Agreement, dated January 16, 2024 by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC, SDH Management Services LLC and Gregory S. Bennett	8-K	001-41917	10.5	1/16/2024
10.13#†^	Employment Agreement, dated January 16, 2024 by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC, SDH Management Services LLC and Russell Devendorf	8-K	001-41917	10.6	1/16/2024
10.14#†^	Employment Agreement, dated January 16, 2024 by and among Smith Douglas Homes Corp., Smith Douglas Holdings LLC, SDH Management Services LLC and Brett A. Steele	8-K	001-41917	10.7	1/16/2024
10.15#	2025 Total Compensation, AIP Target, and LTIP Target Letter (Russell Devendorf), dated March 20, 2025	10-Q	001-41917	10.2	8/6/2025
19.1	Insider Trading Policy	10-K	001-41917	19.1	3/21/2025
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm, as to Smith Douglas Homes Corp.					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-41917	97	4/1/2024
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
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

Smith Douglas Homes Corp.
Date: March 12, 2026	By:	/s/ Gregory S. Bennett Gregory S. Bennett President, Chief Executive Officer, Vice Chairman, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gregory S. Bennett Gregory S. Bennett	President, Chief Executive Officer, Vice Chairman, and Director (Principal Executive Officer)	March 12, 2026

/s/ Russell Devendorf Russell Devendorf	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2026

/s/ Thomas L. Bradbury Thomas L. Bradbury	Executive Chairman and Director	March 12, 2026

/s/ Julie Bradbury Julie Bradbury	Director	March 12, 2026

/s/ Neill B. Faucett Neill B. Faucett	Director	March 12, 2026

/s/ Jeffrey T. Jackson Jeffrey T. Jackson	Director	March 12, 2026

/s/ George E. Perdue III George E. Perdue III	Director	March 12, 2026

/s/ Janice E. Walker Janice E. Walker	Director	March 12, 2026

/s/ Neil B. Wedewer Neil B. Wedewer	Director	March 12, 2026