Form 10-Q
period 2026-03-31
Smith Douglas Homes Corp.
filed 2026-04-30
CIK 1982518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2026, the number of shares of the registrant’s Class A common stock outstanding was approximately 8,347,257, and the number of shares of the registrant’s Class B common stock outstanding was approximately 42,435,897.

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
•“Continuing Equity Owners” refers collectively to the owners of LLC Interests in Smith Douglas Holdings LLC prior to the consummation of the Transactions, who are also holders of LLC Interests and our Class B common stock following consummation of the Transactions, including the Founder Fund and GSB Holdings, who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests, as applicable, for, at our election (determined solely by our independent directors (within the meaning of the Exchange rules) who are disinterested), cash or newly-issued shares of our Class A common stock as described under Certain Relationships and Related Person Transactions—Smith Douglas LLC Agreement of our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2026 (the “Proxy Statement”). In connection with an exchange of LLC Interests, a corresponding number of shares of Class B common stock shall be immediately and automatically transferred to Smith Douglas Homes Corp. for no consideration and canceled.
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
•as of April 24, 2026, Smith Douglas Homes Corp. owns, directly or indirectly, 9,109,212 LLC Interests, representing approximately 17.7% of the economic interest in Smith Douglas Holdings LLC;
•as of April 24, 2026, the Continuing Equity Owners own (i) 42,435,897 LLC Interests, representing approximately 82.3% of the economic interest in Smith Douglas Holdings LLC and (ii) 42,435,897 shares of Class B common stock of Smith Douglas Homes Corp.;
•as of April 24, 2026, the Class A stockholders own (i) 8,347,257 shares of Class A common stock of Smith Douglas Homes Corp., representing approximately 1.9% of the combined voting power of all of Smith Douglas Homes Corp.’s common stock and approximately 100% of the economic interest in Smith Douglas Homes Corp., and (ii) through Smith Douglas Homes Corp.’s ownership of LLC Interests, indirectly hold approximately 17.7% of the economic interest in Smith Douglas Holdings LLC; and
•our Class A common stock and Class B common stock have what is commonly referred to as a “high/low vote structure,” which means that shares of our Class B common stock initially have ten votes per share and our Class A common stock have one vote per share. Upon the occurrence of the Sunset Date, each share of Class B common stock will then be entitled to one vote per share. This high/low vote structure enables the Continuing Equity Owners to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company. Furthermore, the Continuing Equity Owners exert a significant degree of influence, or actual control, over matters requiring stockholder approval. We believe that maintaining this control by the Continuing Equity Owners will help enable them to successfully guide the implementation of our growth strategies and strategic vision.
Our corporate structure following the IPO is commonly referred to as an umbrella partnership-C corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Continuing Equity Owners to retain their equity ownership in Smith Douglas Holdings LLC and to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “flow-through” entity, for U.S. federal income tax purposes. Investors in and after our IPO, by contrast, hold their equity ownership in Smith Douglas Homes Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A common stock. One of the tax benefits to the Continuing Equity Owners associated with this structure is that future taxable income of Smith Douglas Holdings LLC that is allocated to the Continuing Equity Owners will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, because the Continuing Equity Owners may have their LLC Interests redeemed by Smith Douglas Holdings LLC (or at our option, directly exchanged by Smith Douglas Homes Corp.) for newly issued shares of our Class A common stock on a one-for-one basis (subject to customary adjustments, including for stock splits, stock dividends, and reclassifications) or, at our option, for cash, the Up-C structure also provides the Continuing Equity Owners with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded. In connection with any such redemption or exchange of LLC Interests, a corresponding number of shares of Class B common stock held by the relevant Continuing Equity Owner will automatically be transferred to Smith Douglas Homes Corp. for no consideration and be canceled. The Continuing Equity Owners and Smith Douglas Homes Corp. also each expect to benefit from the Up-C structure as a result of certain cash tax savings arising from redemptions or exchanges of the Continuing Equity Owner’s LLC Interests for Class A common stock or cash, and certain other tax benefits covered by the Tax Receivable Agreement discussed under Certain Relationships and Related Person Transactions—Tax Receivable Agreement of our Proxy Statement. See Part I, Item 1A. Risk Factors—Risks Related to our Organizational Structure of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026 (the “Annual Report”). In general, the Continuing Equity Owners expect to receive payments under the Tax Receivable Agreement of 85% of the amount of certain tax benefits, as described below, and Smith Douglas Homes Corp. expects to benefit in the form of cash tax savings in amounts equal to 15% of certain tax benefits, as described below. Any payments made by us to the Continuing Equity Owners under the Tax Receivable Agreement will reduce cash otherwise arising from such tax savings. We expect such payments will be substantial.
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
•adjusted net income, defined as net income adjusted for the tax impact using an applicable federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented);
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward‑looking statements. We intend such forward‑looking statements to be covered by the safe harbor provisions for forward‑looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward‑looking statements. Statements regarding our future results of operations and financial position, liquidity runway and capital resources, any future declaration of cash dividends, our status as an emerging growth company, future tax savings, business strategy, and plans and objectives of management for future operations, including, among others, statements regarding the Transactions, expected growth, future capital expenditures, and debt service obligations are forward-looking statements. In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$27,986	$12,741
Real estate inventory	314,724	298,637
Deposits on real estate under option or contract	141,931	138,763
Real estate not owned	32,988	28,051
Property and equipment, net	9,403	9,720
Goodwill	25,726	25,726
Deferred tax asset, net	9,636	9,666
Other assets	37,793	34,289
Total assets	$600,187	$557,593
Liabilities and Equity
Liabilities:
Accounts payable	$23,264	$1,938
Customer deposits	5,067	3,108
Notes payable	68,502	44,075
Liabilities related to real estate not owned	32,988	28,051
Accrued expenses and other liabilities	25,093	26,428
Tax receivable agreement liability	9,382	9,857
Total liabilities	164,296	113,457
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value – 250,000,000 shares authorized; 9,105,215 and 9,017,708 shares issued, 8,655,611 and 9,017,708 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.0001 par value – 100,000,000 shares authorized; 42,435,897 shares issued and outstanding as of March 31, 2026 and December 31, 2025	4	4
Additional paid-in capital	61,076	60,610
Retained earnings	26,678	26,113
Treasury stock, at cost	(5,701)	—
Total stockholders’ equity attributable to Smith Douglas Homes Corp.	82,058	86,728
Non-controlling interests attributable to Smith Douglas Holdings LLC	353,833	357,408
Total equity	435,891	444,136
Total liabilities and equity	$600,187	$557,593
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share amounts)

	Three months ended March 31,
	2026	2025
Home closing revenue	$206,444	$224,722
Cost of home closings	165,993	171,192
Home closing gross profit	40,451	53,530

Selling, general and administrative costs	35,912	32,999
Equity in income from unconsolidated entities	(527)	(219)
Interest expense	848	666
Other (income) expense, net	(97)	517
Income before income taxes	4,315	19,567
Provision for income taxes	253	857
Net income	4,062	18,710
Net income attributable to non-controlling interests	3,497	16,027
Net income attributable to Smith Douglas Homes Corp.	$565	$2,683

Earnings per share:
Basic	$0.06	$0.30
Diluted	$0.06	$0.30
Weighted average shares of common stock outstanding:
Basic	9,052,830	8,966,734
Diluted	9,052,830	9,133,263

See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Equity
(Unaudited and in thousands, except unit and share amounts)

	Smith Douglas Homes Corp. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock						Non- Controlling Interests
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost	Stockholders’ Equity	Amounts	Total Equity
Balance December 31, 2024	8,846,154	$1	42,435,897	$4	$58,208	$15,419	$—	$73,632	$328,095	$401,727
Tax distributions	—	—	—	—	—	(62)	—	(62)	(13,824)	(13,886)
Equity-based compensation	—	—	—	—	612	—	—	612	—	612
Stock issued under incentive award plans	145,224	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	2,683	—	2,683	16,027	18,710
Balance March 31, 2025	8,991,378	$1	42,435,897	$4	$58,820	$18,040	$—	$76,865	$330,298	$407,163

Balance December 31, 2025	9,017,708	$1	42,435,897	$4	$60,610	$26,113	$—	$86,728	$357,408	$444,136
Tax distributions	—	—	—	—	—	—	—	—	(7,072)	(7,072)
Equity-based compensation	—	—	—	—	1,110	—	—	1,110	—	1,110
Stock issued under incentive award plans, net of shares withheld for taxes	87,507	—	—	—	(644)	—	—	(644)	—	(644)
Purchases of treasury stock	—	—	—	—	—	—	(5,701)	(5,701)	—	(5,701)
Net income	—	—	—	—	—	565	—	565	3,497	4,062
Balance March 31, 2026	9,105,215	$1	42,435,897	$4	$61,076	$26,678	$(5,701)	$82,058	$353,833	$435,891
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$4,062	$18,710
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	857	486
Accrued incentive compensation expense	124	151
Share-based payment expense	1,166	612
Abandonment of lot option contracts	—	716
Impairment of real estate inventory	972	642
Amortization of debt issuance costs	243	223
Equity in earnings from unconsolidated entities	(527)	(219)
Distributions of income from unconsolidated entities	643	332
Non-cash lease expense	133	214
Provision for deferred income taxes	30	139
Other	—	(8)
Changes in assets and liabilities:
Real estate inventory	(21,996)	(19,471)
Deposits on real estate under option or contract	(3,168)	(17,029)
Other assets	(3,971)	(11,510)
Accounts payable	21,326	2,678
Customer deposits	1,959	284
Accrued expenses and other liabilities	(1,515)	(11,855)
Net cash provided by (used in) operating activities	338	(34,905)

Cash flows from investing activities:
Purchases of property and equipment	(540)	(1,035)
Investments in unconsolidated entities	(25)	(1,086)
Other	—	15
Net cash used in investing activities	(565)	(2,106)

Cash flows from financing activities:
Borrowings under revolving credit facility	76,000	66,000
Repayments under revolving credit facility	(51,000)	(26,000)
Payments on notes payable	(445)	(412)
Payments on notes payable - related party	(128)	—
Proceeds from sales of real estate not owned	11,108	2,699
Payments related to repurchases of real estate not owned	(6,171)	(1,027)
Distributions	(7,072)	(13,886)
Payments of debt issuance costs	—	(75)
Payments of shares withheld for taxes	(644)	—

TRA payments	(475)	—
Share repurchases	(5,701)	—
Net cash provided by financing activities	15,472	27,299

Net increase (decrease) in cash and cash equivalents	15,245	(9,712)
Cash and cash equivalents, beginning of period	12,741	22,363
Cash and cash equivalents, end of period	$27,986	$12,651
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited, in thousands)

	Three months ended March 31,
	2026	2025
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest, net of amounts capitalized	$1,931	$269

Cash paid for income taxes	$9	$230

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$64
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
Initial Public Offering and Transactions
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
The accompanying unaudited condensed consolidated financial statements for the periods prior to the Transactions and IPO have been presented to combine the previously separate entities. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. As such, these unaudited condensed consolidated financial statements do not include all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, interim results are not necessarily indicative of results for the full fiscal year.
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
The non-controlling interests in the unaudited condensed consolidated statements of income represent the portion of earnings attributable to the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners. The non-controlling interests in the unaudited condensed consolidated balance sheets represent the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of March 31, 2026 and December 31, 2025, the non-controlling interests were 82.3% and 82.5%, respectively.
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
Real estate inventory is stated at cost unless a community is determined to be impaired, at which point the inventory is written down to fair value as required by ASC Topic 360-10, Property, Plant, and Equipment. The Company reviews its real estate inventory for indicators of potential impairment on a quarterly basis at the community level considering market and economic conditions, current sales absorption rates and recent profitability of new home sales. When an indicator of impairment is identified, the Company prepares and analyzes cash flows at the community level on an undiscounted basis. If the undiscounted cash flows are less than the community's carrying value, the Company generally estimates the fair value using the estimated future discounted cash flows of the respective community. A community with a fair value less than its carrying value is written down to such fair value and resulting losses are reported within cost of home closings in the accompanying consolidated statements of income. During the three months ended March 31, 2026, the Company recognized an inventory impairment charge of $1.0 million in the Southeast reportable segment, which is included within cost of home closings in the accompanying unaudited condensed consolidated statements of income. During the three months ended March 31, 2025, the Company recognized an inventory impairment charge of $0.6 million in the Central reportable segment, which is included within cost of home closings in the accompanying unaudited condensed consolidated statements of income.
Revenue recognition
The Company recognizes revenue when a home closes with a homebuyer, which is the time at which title and possession of the property are transferred to that homebuyer and all cash consideration due from the homebuyer is received. The Company’s performance obligation, to deliver the home, is generally satisfied in less than one year from the original contract date.
When the Company executes sales contracts with its homebuyers, or when it requires advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. The Company either retains or refunds to the customer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. As of March 31, 2026 and December 31, 2025, customer deposits totaled $5.1 million and $3.1 million, respectively. Substantially all customer deposits are recognized in revenue within one year of being received from homebuyers.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of March 31, 2026 and December 31, 2025, there were no known items which would result in a significant accrual for uncertain tax positions. The Company's 2024 and 2025 tax years remain subject to examination.
Recent rules and accounting pronouncements
In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which requires expanded disclosure of the Company’s income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning after January 1, 2025. The Company is currently evaluating the impact ASU 2023-09 will have on its financial statement disclosures. The Company adopted ASU 2023-09 for the annual period beginning January 1, 2025 and for interim periods beginning January 1, 2026. ASU 2023-09 is applied retrospectively to all prior periods presented.
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
Note 2 ‑ Real estate inventory and capitalized interest:
A summary of real estate inventory is as follows as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Lots held for construction	$80,230	$81,844
Homes under construction, completed homes and model homes	234,494	216,793
Total real estate inventory	$314,724	$298,637
The Company capitalizes into real estate inventory interest costs incurred on homes under construction during the construction period until substantial completion. The Company does not capitalize interest on homes where construction has been suspended.
A summary of capitalized interest is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Capitalized interest, beginning of period	$991	$253
Interest incurred	1,725	894
Interest expensed	(848)	(666)
Interest charged to cost of home closings	(560)	(156)
Capitalized interest, end of period	$1,308	$325
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
Based on the provisions of the relevant accounting guidance, the Company has concluded that when it enters into an option or purchase agreement to acquire lots from an entity, a variable interest entity (VIE) may be created. The Company evaluates all option and purchase agreements and amendments for land to determine if the related entity is a VIE. As required by ASC Topic 810, Consolidation, the Company assesses whether it is the primary beneficiary for each VIE. In order to determine if the Company is the primary beneficiary, the Company must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE. If the Company does not control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company has the ability to control such activities, the Company will continue its analysis by determining if the Company is also expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if the Company will benefit from a potentially significant amount of the VIE’s expected gains. As of March 31, 2026 and December 31, 2025, the Company was not identified as the primary beneficiary of any VIEs associated with option and purchase agreements. Therefore, no such VIEs required consolidation under ASC Topic 810.
In all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss in option agreements is limited to the Company’s option deposits, any capitalized pre‑acquisition costs, and any termination fees (which approximated $58.0 million as of March 31, 2026).
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
The following provides a summary of the Company's interests in land option agreements (in thousands):

	March 31, 2026
	Deposits or Investments	Remaining Purchase Price
Option contracts	$135,331	$1,364,035
Option contracts with unconsolidated entities	8,286	35,228
Total option contracts	$143,617	$1,399,263

	December 31, 2025
	Deposits or Investments	Remaining Purchase Price
Option contracts	$132,163	$1,268,959
Option contracts with unconsolidated entities	8,286	35,399
Total option contracts	$140,449	$1,304,358
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
During the three months ended March 31, 2025, the Company recognized a lot option contract abandonment charge of $0.7 million in the Central reportable segment, which is included within other (income) expense, net in the accompanying unaudited condensed consolidated statements of income. No lot option contract abandonment charges were recognized during the three months ended March 31, 2026.
Note 4 ‑ Investments in unconsolidated entities:
The Company has non‑controlling equity interests in various entities for which the Company applies the equity method of accounting. As of March 31, 2026, the Company had equity method investments in two entities engaged in the development and sale of lots, one entity engaged in providing mortgage broker services to our homebuyers, and three entities engaged in providing title insurance services to our homebuyers. The Company’s proportionate share of the entities’ income was approximately $0.5 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively. The entities distributed approximately $0.6 million and $0.3 million to the Company during the three months ended March 31, 2026 and 2025, respectively. The Company contributed approximately $25,000 and $1.1 million to the entities during the three months ended March 31, 2026 and 2025, respectively. Investments in unconsolidated entities totaled approximately $2.2 million and $2.3 million as of March 31, 2026 and December 31, 2025, respectively, which are included within other assets in the accompanying unaudited condensed consolidated balance sheets.
Note 5 ‑ Notes payable:
As of March 31, 2026, the Company has a $325.0 million unsecured revolving credit facility under the Amended Credit Facility. On May 15, 2025, the Company entered into that certain Lender Addition and Acknowledgement Agreement and First Amendment to the Amended and Restated Credit Agreement (the First Amendment; the Credit Facility as amended by the First Amendment, the First Amendment and Amended Credit Facility) to, among other things, (i) increase the total revolving commitments from $250.0 million to $325.0 million, (ii) increase certain thresholds and sublimits in the borrowing base to allow for additional borrowing flexibility, (iii) extend the revolving loan maturity date from January 2027 to May 2029, and (iv) revise certain financial covenants. The Amended Credit Facility matures in May 2029, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments. The Amended Credit Facility provides that up to $20.0 million of the commitments may be used for letters of credit.
The borrowings and letters of credit outstanding under the Amended Credit Facility may not exceed the borrowing base as defined in the Amended Credit Facility. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company.
Borrowings under the Amended Credit Facility bear interest, at the borrower’s option, at either a base rate or Secured Overnight Financing Rate (which may be a daily simple rate or based on 1-, 3- or 6-month interest periods, in each case at the borrower’s option), plus an applicable margin. The applicable margin ranges from 2.35% to 3.00% based on the Company’s leverage ratio as determined in accordance with a pricing grid defined in the Amended Credit Facility. Interest is payable in arrears on the last business day of each month or at the end of each 1-, 3- or 6-month interest period, as applicable. As of March 31, 2026, the interest rate on outstanding borrowings under the Amended Credit Facility was 6.08%.
The Amended Credit Facility contains certain financial covenants, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $286.1 million, (b) 32.5% of pre‑tax income earned in any fiscal quarter after March 31, 2025, (c) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after March 31, 2025, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Holdings LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restrict certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility. As of March 31, 2026, the Company was in compliance with all covenants related to the Amended Credit Facility.
As of March 31, 2026, there were $65.0 million of outstanding borrowings under the Amended Credit Facility. As of December 31, 2025, there were $40.0 million outstanding borrowings under the Amended Credit Facility. As of March 31, 2026 and December 31, 2025, there were $0.5 million in outstanding letters of credit. Availability as determined in accordance with the Borrowing Base, as defined, totaled approximately $194.8 million as of March 31, 2026.
On July 31, 2023, the Company entered into a three-year seller note payable of $5.0 million as part of the consideration for the acquisition of Devon Street which bears interest at 8% per annum. The seller note is payable in quarterly installments of principal and accrued interest beginning September 30, 2023 through maturity on September 30, 2026. The seller was previously employed as the division president of the Houston division until December 31, 2024. As of March 31, 2026 and December 31, 2025, the balance on the seller note payable was $0.9 million and $1.4 million, respectively, which is included in notes payable in the accompanying unaudited condensed consolidated balance sheets.
On May 13, 2025, the Company borrowed $3.0 million in the form of a secured promissory note from The BF Holding Trust, an entity affiliated with the Founder Fund, which bears interest at 8.5% per annum. The promissory note was used to partially fund the purchase of an office building located in Woodstock, Georgia from JBB Cherokee Holdings LLC, an entity affiliated with the Founder Fund (see Note 13). The promissory note is payable in monthly installments of principal and interest through maturity on May 13, 2030. As of March 31, 2026 and December 31, 2025, the balance on the related party promissory note was $2.6 million and $2.7 million, respectively, which is included in notes payable in the accompanying consolidated balance sheets.
Future maturities of notes payable to third parties, including borrowings under the Amended Credit Facility, are as follows as of March 31, 2026 (in thousands):

Year ending December 31,
2026 (1)	$1,319
2027	575
2028	626
2029	65,681
2030	301
$68,502
(1)Remaining payments are for the nine months ending December 31, 2026.
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

		Fair Value (In Thousands)
Asset or Liability	Fair Value Hierarchy	March 31, 2026	December 31, 2025
Measured at fair value on a non-recurring basis:
Real estate inventory	Level 3	$2,976	$8,174

Disclosed at fair value:
Borrowings under Credit Facility	Level 2	$65,000	$40,000
Seller note payable	Level 2	$918	$1,363
Related party note payable	Level 2	$2,584	$2,712
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
The carrying value of the seller note payable and related party note payable approximate fair value because the interest rates on the notes approximate market rates as of March 31, 2026 and December 31, 2025.
Note 7 ‑ Warranty reserves:
A summary of the activity in the Company’s warranty liability account is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Balance, beginning of period	$4,180	$3,622
Additions to reserves from new home closings	417	449
Warranty claims	(94)	(104)
Adjustments to pre‑existing reserves	(123)	(244)
Balance, end of period	$4,380	$3,723
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

	Three months ended March 31,
	2026	2025
Operating leases costs	$164	$266
Variable lease costs - operating	$66	$48
The following table presents additional information about the Company’s leases (dollars in thousands):

	March 31, 2026	December 31, 2025
Right-of-use (ROU) assets	$1,769	$1,902
Lease liabilities	$1,888	$2,021
ROU assets are included within other assets and lease liabilities are included within accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets.
As of March 31, 2026, the Company had two additional operating leases for division office space that had not yet commenced with total undiscounted fixed lease payments of approximately $0.8 million. The operating leases will both commence in 2026 with lease terms of approximately 5 years.
Note 9 ‑ Commitments and contingencies:
The Company is subject to certain contingent liabilities resulting from litigation, claims, and other commitments which arise in the ordinary course of business. Management and legal counsel believe that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or cash flows of the Company. In the normal course of business, the Company posts letters of credit and performance and other surety bonds related to certain development obligations with local municipalities, government agencies and developers. As of March 31, 2026 and December 31, 2025, performance and surety bonds totaled $55.9 million and $47.4 million, respectively. As of both March 31, 2026 and December 31, 2025, outstanding letters of credit totaled $0.5 million.
Note 10 - Equity:
The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of March 31, 2026:

	Authorized	Issued	Outstanding	Votes per share	Economic Rights
Preferred stock	10,000,000	None	None

Common stock:
Class A	250,000,000	9,105,215	8,655,611	1	Yes
Class B	100,000,000	42,435,897	42,435,897	10(1)	No
(1)Each share of Class B common stock entitles its holders to ten votes per share on all matters presented to the stockholders and on which the holders of the Class B common stock are entitled to vote; provided, that each share of Class B common stock will only be entitled to one vote per share on all matters presented to the stockholders generally upon the Sunset Date.

The following table summarizes Class A common stock reserved for issuances as of March 31, 2026:

Conversion of LLC Interests held by Continuing Equity Owners	42,435,897
RSUs	2,817,577
Total	45,253,474
The Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through March 31, 2026, no series of preferred stock have been issued.
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
As of March 31, 2026, Smith Douglas Homes Corp. holds a 17.7% economic interest in Smith Douglas Holdings LLC through its ownership of 9,105,215 LLC Interests but consolidates Smith Douglas Holdings LLC as sole managing member. The remaining 42,435,897 LLC Interests representing an 82.3% interest are held by the Continuing Equity Owners and presented in the unaudited condensed consolidated financial statements as non-controlling interests.
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
Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, Smith Douglas Holdings LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Smith Douglas Holdings LLC is required to distribute cash, to the extent that Smith Douglas Holdings

LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Smith Douglas Holdings LLC taxable earnings. Smith Douglas Holdings LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Smith Douglas Holdings LLC made tax distributions to the Continuing Equity Owners totaling approximately $7.1 million and $13.8 million for the three months ended March 31, 2026 and 2025, respectively.
Stock Repurchases
In May 2025, the Company’s Board of Directors authorized a stock repurchase program for up to $50.0 million of the Company’s Class A common stock. Under the program, the Company may make repurchases through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. During the three months ended March 31, 2026, the Company repurchased 449,604 shares of its Class A Common Stock at a total cost, including commissions and excise taxes, of $5.7 million, or an average repurchase price of $12.68 per share, to be held as treasury stock. The Company did not repurchase any stock during the three months ended March 31, 2025. As of March 31, 2026, the remaining authorization for stock repurchases was $44.4 million.
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

Time-based Restricted Stock Units
The following table summarizes information about our time-based restricted stock units (RSUs):

	Three months ended March 31,
	2026		2025
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Beginning balance	541,060	$20.79	463,938	$21.34
Granted	355,218	12.62	244,523	20.61
Vested	(132,430)	20.74	(190,264)	21.00
Forfeited	—	—	(190)	21.00
Ending balance	763,848	$17.00	518,007	$21.12
Generally, the RSUs granted during the three months ended March 31, 2026 and 2025 vest in three equal installments on each of the first three anniversaries of the grant date, subject to the employee’s continued employment through the applicable vesting date. Vesting of the awards granted during the three months ended March 31, 2026 and 2025 is subject to certain change in control and qualifying termination provisions as provided in the award agreements.
During the three months ended March 31, 2026 and 2025, the Company recognized compensation expense for RSUs of approximately $1.0 million and $0.6 million, respectively, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income.
The unamortized compensation cost related to RSUs of approximately $11.9 million as of March 31, 2026 is expected to be recognized over a weighted-average period of approximately 1.83 years.
Market-based Performance Restricted Stock Units
During the three months ended March 31, 2026 and 2025, the compensation committee granted awards of market-based performance RSUs (PSUs) under the 2024 Plan to certain members of senior management. The PSUs vest based on the Company’s total shareholder return (TSR) relative to a selected peer group over a three-year performance period and will be settled in shares of the Company’s Class A common stock. The number of PSUs that may vest and be settled ranges from 0% to 200% of the target amount of PSUs for each award, based on actual Company TSR results as compared to the selected peer group for the performance period. Since the PSUs contain market conditions as defined by ASC 718, compensation expense associated with the PSU grants is determined using the grant date fair value, based on a third-party valuation analysis, and is expensed over the applicable period. To the extent earned based on actual performance, the PSUs vest on the last day of the three-year performance period, subject to the employee's continued service through the vesting date. Additionally, vesting is subject to certain change in control and qualifying termination provisions as provided in the award agreements.
The following table summarizes information about our PSUs during the three months ended March 31, 2026 and 2025:

Period Granted	Measurement Period	Target PSUs Outstanding as of December 31, 2025	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding as of March 31, 2026	Weighted Average Grant Date Fair Value
2025	2025 - 2027	55,619	—	—	—	55,619	$25.24
2026	2026 - 2028	—	118,412	—	—	118,412	$12.65
Total		55,619	118,412	—	—	174,031
During the three months ended March 31, 2026 and 2025, the Company recognized compensation expense for PSUs of approximately $0.1 million and $15,000, respectively, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. The unamortized compensation cost related to PSUs of approximately $2.4 million as of March 31, 2026 is expected to be recognized over a weighted-average period of approximately 2.64 years.
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
The estimated annual effective tax rate for the year ending December 31, 2026 is 5.8%. The difference between the estimated annual effective income tax rate and the U.S. federal statutory rate is primarily due to: (1) income attributable to non-controlling interests which is not taxable to Smith Douglas Homes Corp., (2) Smith Douglas Holdings LLC’s election to be taxed at the entity level, and (3) state income taxes.
The Company’s income tax provision was $0.3 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.
The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, as of both March 31, 2026 and December 31, 2025, the Company has recorded a valuation allowance of $12.3 million for certain deferred tax assets the Company has determined are not more likely than not to be realized.
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
In connection with the IPO and related transactions, the Company entered into a tax receivable agreement (TRA) with Smith Douglas Holdings LLC and the Continuing Equity Owners that will provide for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes

Corp. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments as such savings are realized. As of March 31, 2026, the Company has recorded a TRA liability of $9.4 million. During the three months ended March 31, 2026, the Company made payments under the TRA to the Continuing Equity Owners totaling $0.5 million. No payments were made under the TRA during the three months ended March 31, 2025.
Note 13 ‑ Transactions with related parties:
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

	Three months ended March 31,
	2026	2025
Operating leases costs (related party)	$—	$97
Variable lease costs – operating (related party)	$—	$18
Payments under the office lease agreement, along with costs associated with the office space, totaled approximately $0.1 million during the three months ended March 31, 2025.
In May 2025, the Company purchased the office building located in Woodstock, Georgia for a total purchase price of $4.0 million from JBB Cherokee Holdings LLC, an entity affiliated with the Founder Fund. Concurrently with closing of the building purchase, the Company borrowed $3.0 million in the form of a secured promissory note from The BF Holding Trust, an entity affiliated with the Founder Fund. The promissory note was used to partially fund the building purchase, bears interest at 8.5% per annum, and matures in May 2030. During the three months ended March 31, 2026, the Company incurred and paid interest on the related party note payable totaling $0.1 million. Subsequent to the purchase of the office building, there are no longer any leasing arrangements with JBB Cherokee Holdings LLC.
During the three months ended March 31, 2026 and 2025, the Company incurred fees of $5,000 and $0.4 million, respectively, in the aggregate from certain entities affiliated by common ownership for use of facilities related to business development and vendor relations, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. The Company paid fees of $5,000 for use of these facilities during the three months ended March 31, 2026. The Company did not pay fees for use of these facilities during the three months ended March 31, 2025.
The Company charters aircraft services from companies that are controlled by a related entity of the Founder Fund. Expenses incurred and paid to these companies under a dry lease agreement for the use of the aircraft for business travel totaled approximately $2,000 for the three months ended March 31, 2025, which are included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. No such expenses were incurred during the three months ended March 31, 2026.
The Company has related party receivables totaling approximately $0.1 million as of both March 31, 2026 and December 31, 2025 for various expenses paid by the Company on behalf of the related party, which are included in other assets in the accompanying unaudited condensed consolidated balance sheets.
Note 14 ‑ Segment information:
The Company operates one principal homebuilding business that is organized, managed and reported by geographic division. Management of the eleven geographic divisions report to the Company’s chief operating decision maker (CODM), which consists of the Chief Executive Officer and Chief Financial Officer of the Company. The CODM is regularly provided operating results of individual operating segments, which comprise the Company’s reportable segments. These operating results include key operating metrics which inform the CODM’s decisions regarding the allocation of resources and the assessment of the Company’s overall operational performance. These operating results are reviewed against actual and budgeted figures, with income before income taxes (“segment profit”) being the key operating metric used to measure segment profit or loss. The Company’s operating segments are aggregated into two reportable segments: Southeast and Central. The Southeast segment consists of the Atlanta, Central Georgia, Charlotte, Chattanooga, Greenville,

and Raleigh divisions. The Central segment consists of the Alabama, Dallas-Fort Worth, Houston, Nashville, and Alabama Gulf Coast divisions. Each reportable segment follows the accounting policies described in Note 1. As the Dallas-Fort Worth and Alabama Gulf Coast divisions were formed in the second half of 2025, segment information disclosed for the three months ended March 31, 2025 does not include these divisions.
The following tables summarize financial information by segment (in thousands):

Three months ended March 31, 2026	Southeast	Central	Total
Home closing revenue	$121,078	$85,366	$206,444
Cost of home closings	95,269	70,724	165,993
Home closing gross profit	25,809	14,642	40,451

Less:(1)
Selling, general, and administrative expenses(2)	13,204	9,060	22,264
Other segment items(3)	125	147	272
Segment profit	12,480	5,435	17,915

Corporate selling, general, and administrative costs(4)			13,648
Other corporate items(5)			(48)

Income before income taxes			$4,315

Three months ended March 31, 2025	Southeast	Central	Total
Home closing revenue	$138,218	$86,504	$224,722
Cost of home closings	101,144	70,048	171,192
Home closing gross profit	37,074	16,456	53,530

Less:(1)
Selling, general, and administrative expenses(2)	13,186	8,604	21,790
Other segment items(3)	33	842	875
Segment profit	23,855	7,010	30,865

Corporate selling, general, and administrative costs(4)			11,209
Other corporate items(5)			89

Income before income taxes			$19,567
(1)The significant segment expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Selling, general, and administrative expenses consists of internal and external commissions, marketing expense, sales expense, indirect and warranty overhead, marketing department overhead, sales department overhead, general and administrative overhead, and depreciation and amortization expense.
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

	March 31, 2026	December 31, 2025
Assets:
Southeast	$315,427	$281,895
Central (1)	241,041	240,901
Segment total	556,468	522,796
Corporate (2)	43,719	34,797
Total	$600,187	$557,593
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
Basic and diluted earnings per share of common stock have been computed as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2026	2025
Numerator:
Net income attributable to Smith Douglas Homes Corp., Basic	$565	$2,683
Add: Dilutive impact of unvested RSUs	—	41
Net income attributable to Smith Douglas Homes Corp., Diluted	$565	$2,724

Denominator:
Weighted average shares of common stock outstanding, Basic	9,052,830	8,966,734
Dilutive effect of:
Unvested RSUs	—	166,529
Weighted average shares of common stock outstanding, Diluted	9,052,830	9,133,263

Basic earnings per share	$0.06	$0.30
Diluted earnings per share	$0.06	$0.30
The dilutive impact of unvested RSUs in the fully dilutive computation for the three months ended March 31, 2025 has been adjusted for income taxes which would have been expensed had the income been recognized by Smith Douglas Homes Corp., a taxable entity. The dilutive impact of unvested RSUs was included using the treasury stock method. For the three months ended March 31, 2026, the dilutive impact of 213,629 unvested RSUs is not included in the calculation of diluted earnings per share as the effect would be anti-dilutive. For the three months ended March 31, 2026 and 2025, the dilutive impact of 42,435,897 LLC Interests that are exchangeable for Class A common stock is not included in the calculation of diluted earnings per share as the effect would be anti-dilutive.

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
In the first quarter of 2026, we continued to see affordability challenges related to elevated mortgage interest rates impact our potential homebuyers. In response to these challenges, we have offered various financing incentives, such as closing cost credits and mortgage rate buydowns. As a result, we achieved a 28% increase in net new home orders and a 10% increase in the number of homes in backlog over the same period of the prior year. We aim to construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. Our SMART Builder enterprise resource planning system and efficient construction process, which we call Rteam, allows us to provide this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which were 9% and 8% for the three months ended March 31, 2026 and 2025, respectively.
At the core of our land-light operating strategy lies the principle and discipline of primarily acquiring finished lots from a diverse pool of third-party land developers or land bankers through the effective utilization of lot-option contracts. Our lot acquisition strategy reduces our upfront capital requirements and generally seeks to provide for “just-in-time” lot delivery, better aligning our pace of home orders and home starts. While using land bankers and third-party developers comes at an additional cost, we believe our lot acquisition strategy reduces our operational and financial risk relative to other homebuilders that own a higher percentage of their land supply. As of March 31, 2026, we had 750 owned unstarted lots in real estate inventory on our balance sheet which represented only 3.2% of our total controlled lot supply.
We believe the geographic markets in which we operate demonstrate strong population and employment growth trends, favorable migration patterns, and desirable lifestyle and weather conditions. Our operations are currently organized into eleven geographical divisions which comprise two reportable segments. Our Southeast segment consists of our Atlanta, Central Georgia, Charlotte, Chattanooga, Greenville, and Raleigh divisions. Our Central segment consists of our Alabama, Dallas-Fort Worth, Houston, Nashville, and Alabama Gulf Coast divisions. We believe there is significant opportunity to expand our presence in each of our respective markets.
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

Segments
Our operations are currently organized into eleven geographical divisions which comprise two reportable segments. Our Southeast segment consists of our Atlanta, Central Georgia, Charlotte, Chattanooga, Greenville, and Raleigh divisions. Our Central segment consists of our Alabama, Dallas-Fort Worth, Houston, Nashville, and Alabama Gulf Coast divisions.
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

Comparison of three months ended March 31, 2026 and 2025
The following table sets forth our statements of income and other operating data for the periods presented (amounts in thousands):

	Three months ended March 31,		Year over year change
	2026	2025	Amount	Percent
Consolidated Statements of Income Data:
Home closing revenue	$206,444	$224,722	$(18,278)	(8.1)%
Cost of home closings	165,993	171,192	(5,199)	(3.0)%
Home closing gross profit	40,451	53,530	(13,079)	(24.4)%
Selling, general, and administrative costs	35,912	32,999	2,913	8.8%
Equity in income from unconsolidated entities	(527)	(219)	(308)	140.6%
Interest expense	848	666	182	27.3%
Other (income) expense, net	(97)	517	(614)	(118.8)%
Income before income taxes	4,315	19,567	(15,252)	(77.9)%
Provision for income taxes	253	857	(604)	(70.5)%
Net income	4,062	18,710	(14,648)	(78.3)%
Net income attributable to non-controlling interests	3,497	16,027	(12,530)	(78.2)%
Net income attributable to Smith Douglas Homes Corp.	$565	$2,683	$(2,118)	(78.9)%
Earnings per share:
Basic	$0.06	$0.30	$(0.24)	(79.1)%
Diluted	$0.06	$0.30	$(0.24)	(79.1)%
Other operating data:
Home closings	624	671	(47)	(7.0)%
ASP of homes closed	$331	$335	$(4)	(1.2)%
Net new home orders	981	768	213	27.7%
Contract value of net new home orders	$323,693	$258,718	$64,975	25.1%
ASP of net new home orders	$330	$337	$(7)	(2.1)%
Cancellation rate(1)	9.3%	8.1%	1.2%	14.8%
Backlog homes (period end)(2)	869	791	78	9.9%
Contract value of backlog homes (period end)	$288,527	$270,082	$18,445	6.8%
ASP of backlog homes (period end)	$332	$341	$(9)	(2.6)%
Active communities (period end)(3)	108	87	21	24.1%
Controlled lots (period end):
Homes under construction	1,035	995	40	4.0%
Owned lots	750	888	(138)	(15.5)%
Optioned lots	21,529	18,559	2,970	16.0%
Total controlled lots	23,314	20,442	2,872	14.0%
(1)The cancellation rate is the total number of cancellations during the period divided by the total gross new home orders during the period.
(2)Backlog homes (period end) is the number of homes in backlog from the previous period plus the number of net new home orders generated during the current period minus the number of homes closed during the current period.
(3)A community becomes active once the model is completed or the community has its first sale. A community becomes inactive when it has fewer than two homes remaining to sell.

Home closing revenue
Home closing revenue for the three months ended March 31, 2026, was $206.4 million, a decrease of $18.3 million, or 8%, from $224.7 million for the three months ended March 31, 2025. The decrease in revenue was primarily attributable to a decrease of 7% in the number of homes closed. The decrease in the number of homes closed as compared to the three months ended March 31, 2025 reflected decreases of 9% in our Southeast segment and 5% in our Central segment.
The following table sets forth our home closing revenue, number of home closings, and ASP of homes closed for the periods presented, in each of our reportable segments (dollar amounts in thousands):

Three months ended March 31,	2026			2025			Period over period change
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Southeast	$121,078	358	$338	$138,218	392	$353	(12)%	(9)%	(4)%
Central	85,366	266	321	86,504	279	310	(1)%	(5)%	4%
Total	$206,444	624	$331	$224,722	671	$335	(8)%	(7)%	(1)%
Cost of home closings
Cost of home closings for the three months ended March 31, 2026, was $166.0 million, a decrease of $5.2 million, or 3%, from $171.2 million for the three months ended March 31, 2025, which was primarily driven by a 7% decrease in home closings partially offset by a 4% increase in the average cost of home closings.
Home closing gross profit
Home closing gross profit for the three months ended March 31, 2026 was $40.5 million, a decrease of $13.1 million, or 24%, from $53.5 million for the three months ended March 31, 2025. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 19.6% in the three months ended March 31, 2026 compared to 23.8% in the same period in 2025.
The decrease in home closing gross margin for the three months ended March 31, 2026 compared to the same period of the prior year was primarily driven by an increase of 4% in the average cost of home closings while the ASP of homes closed decreased 1%.
Selling, general, and administrative costs
Selling, general, and administrative costs for the three months ended March 31, 2026 were $35.9 million, an increase of $2.9 million, or 9%, from $33.0 million for the three months ended March 31, 2025.
The increase for the three months ended March 31, 2026 compared to the same periods of the prior year was primarily due to an increase in sales commissions and advertising costs associated with our increase in active community count, an increase in division overhead related primarily to our recently formed divisions, Dallas-Fort Worth, and Alabama Gulf Coast, and increased compensation expense on higher employee headcount.
Equity in income from unconsolidated entities
Equity in income from unconsolidated entities consists of our portion of income from our interest in the title company in which we hold a 49% interest and which operates in certain of our markets to provide title insurance to our homebuyers and our portion of income from our interest in the company engaged in providing mortgage broker services to our homebuyers. For the three months ended March 31, 2026, equity in income from unconsolidated entities increased $0.3 million from the three months ended March 31, 2025, due to an increase in income from the mortgage brokerage company, which ramped up operations in 2025.

Interest expense
Interest expense is comprised of interest incurred, but not capitalized on our Amended Credit Facility, other borrowings, and amortization of debt issuance costs. Our interest expense increased $0.2 million to $0.8 million for the three months ended March 31, 2026 from $0.7 million for the three months ended March 31, 2025, which was primarily driven by an increase in interest incurred on our Amended Credit Facility due to a higher average outstanding balance.
Other (income) expense, net
Other (income) expense, net primarily consists of interest income, credit card rebates, insurance settlements, and other miscellaneous income and expenses. For the three months ended March 31, 2026, other (income) expense, net decreased by $0.6 million from $0.5 million of net expense to $(0.1) million of net income, which was primarily driven by a $0.7 million lot option contract abandonment charge during the three months ended March 31, 2025, which did not recur in the current year.
Provision for income taxes
Smith Douglas Homes Corp. is subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Smith Douglas Holdings LLC assessed at the prevailing corporate tax rates. Smith Douglas Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes, since the taxable income or loss is passed through to its members. Provision for income taxes was $0.3 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively, which reflects an effective tax rate of 5.9% and 4.4%, respectively. The increase in the effective tax rate is primarily related to an increase in state income taxes.
Net income
The following table sets forth net income by reportable segment for the periods presented (in thousands):

	Three months ended March 31,
	2026	2025	Period over period change
Southeast	$12,480	$23,855	$(11,375)
Central	5,435	7,010	(1,575)
Segment total	17,915	30,865	(12,950)
Other(1)	(13,853)	(12,155)	(1,698)
Total	$4,062	$18,710	$(14,648)
(1)Other primarily includes homebuilding operations in non-reportable segments, corporate overhead costs, such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.
Net income for the three months ended March 31, 2026 decreased by $14.6 million, or 78% from the same period of the prior year. The decrease was primarily due to a decrease of $13.1 million in home closing gross profit and an increase of $2.9 million in selling, general and administrative costs.
Southeast: The $11.4 million decrease in net income for the three months ended March 31, 2026 compared to the same period in the prior year was primarily due to a decrease in home closing revenue and gross profit due to a decrease in homes closed of 9% and a decrease in ASP of homes closed of 4%.
Central: The $1.6 million decrease in net income for the three months ended March 31, 2026 compared to the same period in the prior year was primarily due to a decrease in home closing revenue and gross profit due to a decrease in homes closed of 5%, partially offset by an increase in ASP of homes closed of 4%.

Backlog homes
The following table sets forth our backlog homes and contract value and ASP of backlog homes by reportable segment for the periods presented, along with their period-to-period change (dollar amounts in thousands):

As of March 31,	2026			2025			Period over period change
	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes
Southeast	486	$166,242	$342	486	$169,968	$350	—%	(2)%	(2)%
Central	383	122,285	319	305	100,114	328	26%	22%	(3)%
Total	869	$288,527	$332	791	$270,082	$341	10%	7%	(3)%
Controlled lots
The following table sets forth our total controlled lots, which includes both our owned and optioned lots, by reportable segment as of the periods set forth below:

As of March 31,	2026			2025			Period over period change
	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled
Southeast	1,011	13,539	14,550	948	12,980	13,928	7%	4%	4%
Central	774	7,990	8,764	935	5,579	6,514	(17)%	43%	35%
Total	1,785	21,529	23,314	1,883	18,559	20,442	(5)%	16%	14%
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

The following table presents a reconciliation of adjusted home closing gross profit and adjusted home closing gross margin to the GAAP financial measure of home closing gross profit and home closing gross margin for each of the periods indicated (amounts in thousands):

	Three months ended March 31,
	2026	2025
Home closing revenue	$206,444	$224,722
Cost of home closings	165,993	171,192
Home closing gross profit(1)	$40,451	$53,530
Capitalized interest charged to cost of home closings	560	156
Purchase accounting adjustments included in cost of home closings	(115)	(152)
Impairment of real estate inventory	972	642
Adj. home closing gross profit	$41,868	$54,176
Home closing gross margin(2)	19.6%	23.8%
Adj. home closing gross margin(2)	20.3%	24.1%
(1)Home closing gross profit is home closing revenue less cost of home closings.
(2)Calculated as a percentage of home closing revenue.
Our adjusted home closing gross profit and adjusted home closing gross margin decreased from the three months ended March 31, 2025 to the same period in 2026. The decrease in adjusted home closing gross profit primarily results from a decrease in home closings of 7%. The decrease in adjusted home closing gross margin was driven by an increase in the average cost of home closings of 4%.
Adjusted net income
Adjusted net income is not a measure of net income or net income margin as determined by GAAP. Adjusted net income is a supplemental non-GAAP financial measure used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders, and rating agencies. We define adjusted net income as net income adjusted for the tax impact using an applicable federal and state blended tax rate (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).
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
The following table presents a reconciliation of adjusted net income to the GAAP financial measure of net income for each of the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Net income	$4,062	$18,710
Provision for income taxes	253	857
Income before income taxes	4,315	19,567
Tax-effected adjustments(1)	1,146	4,872
Adjusted net income	$3,169	$14,695
(1)For the three months ended March 31, 2026 and 2025, our tax expenses assume a 26.6% and 24.9% federal and state blended tax rate, respectively, (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).

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
The following table presents a reconciliation of EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin to the GAAP financial measure of net income and net income margin for each of the periods indicated:

	Three months ended March 31,
	2026	2025
Net income	$4,062	$18,710
Capitalized interest charged to cost of home closings	560	156
Interest expense	848	666
Interest income	(85)	(126)
Provision for income taxes	253	857
Depreciation	857	486
EBITDA	$6,495	$20,749
Share-based payment expense	1,166	612
Purchase accounting adjustments included in cost of home closings	(115)	(152)
Real estate inventory impairment and lot option contract abandonment charges	972	1,358
Adjusted EBITDA	$8,518	$22,567
Net income margin(1)	2.0%	8.3%
EBITDA margin(1)	3.1%	9.2%
Adjusted EBITDA margin(1)	4.1%	10.0%
(1)Calculated as a percentage of home closing revenue.
Our EBITDA and EBITDA margin decreased from the three months ended March 31, 2025 to the same period in 2026, primarily as a result of a $14.6 million decrease in net income and $0.4 million increase in capitalized interest charge to cost of home closings. Our adjusted EBITDA and adjusted EBITDA margin decreased from the three months ended March 31, 2025 to the same period in 2026, primarily as a result of the underlying decrease in EBITDA, as well as a $0.6 million increase in share-based payment expense, partially offset by a $0.4 million decrease in real estate inventory impairment and lot option contract abandonment charges.

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

As of (in thousands, except percentages)	March 31, 2026	December 31, 2025
Notes payable	$68,502	$44,075
Equity	435,891	444,136
Total capitalization	$504,393	$488,211
Debt-to-book capitalization	13.6%	9.0%
Notes payable	$68,502	$44,075
Less: cash and cash equivalents	27,986	12,741
Net debt	40,516	31,334
Equity	435,891	444,136
Total net capitalization	$476,407	$475,470
Net debt-to-net book capitalization	8.5%	6.6%
Liquidity and Capital Resources
Overview
As of March 31, 2026, we had $28.0 million of cash and cash equivalents. We believe existing cash and cash equivalents, availability under our Amended Credit Facility and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. We exercise strict controls and have a prudent strategy for our cash management, including those related to cash outlays for lot acquisitions and deposits on lot-option contracts. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisitions are reviewed and analyzed by our senior management team and ultimately approved by our Chief Executive Officer and Chief Financial Officer. Additionally, our land-light business model reduces our upfront capital requirements and generally provides for “just-in-time” lot delivery, which better aligns our pace of home orders and home starts. Our principal uses of cash include deposits on lot-option contracts, acquisition of finished lots, home construction, operating expenses, and the payment of interest and routine liabilities.

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
Amended Credit Facility
As of March 31, 2026, the Company has a $325.0 million unsecured revolving credit facility that was entered into concurrently with the IPO and amended in May 2025 (the Amended Credit Facility). The Amended Credit Facility matures in May 2029, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments. The Amended Credit Facility provides that up to $20.0 million of the commitments may be used for letters of credit.
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
The Amended Credit Facility contains certain financial covenants, among others, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $286.1 million, (b) 32.5% of positive pre-tax income earned in any fiscal quarter after March 31, 2025, and (c) 50% of new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries at any time after March 31, 2025, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Holdings LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restrict certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required immediately to repay all amounts outstanding under the Amended Credit Facility. As of March 31, 2026, we were in compliance with all covenants related to the Amended Credit Facility.
As of March 31, 2026 and April 24, 2026, there were $65.0 million and $77.0 million of outstanding borrowings under the Amended Credit Facility, respectively. As of both March 31, 2026 and April 24, 2026, there were $0.5 million outstanding letters of credit.
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

Cash flows from operating, investing, and financing activities – comparison for the three months ended March 31, 2026 and 2025
The following table summarizes our cash flows for the periods presented (in thousands):

Three months ended March 31,	2026	2025
Net cash provided by (used in) operating activities	$338	$(34,905)
Net cash used in investing activities	(565)	(2,106)
Net cash provided by financing activities	15,472	27,299
Net increase (decrease) in cash and cash equivalents	15,245	(9,712)
Cash and cash equivalents, beginning of period	12,741	22,363
Cash and cash equivalents, end of period	$27,986	$12,651
Operating activities
We generated $0.3 million and used $34.9 million in net cash in operating activities for the three months ended March 31, 2026 and 2025, respectively. Operating cash flows for the three months ended March 31, 2026 benefited from cash generated by net income of $4.1 million, non-cash operating expenses of $3.6 million, and a $21.3 million increase in accounts payable, which were more than offset by a $22.0 million increase in real estate inventory, $3.2 million increase in deposits on real estate under option or contract, and $4.0 million increase in other assets. Operating cash flows for the three months ended March 31, 2025 benefited from cash generated by net income of $18.7 million, non-cash operating expenses of $3.3 million, and a $2.7 million increase in accounts payable, which were more than offset by a $19.5 million increase in real estate inventory, $17.0 million increase in deposits on real estate under option or contract, $11.5 million increase in other assets, and $11.9 million decrease in accrued expenses and other liabilities.
Investing activities
We used $0.6 million and $2.1 million in net cash in investing activities for the three months ended March 31, 2026 and 2025, respectively. The net cash used in investing activities during the three months ended March 31, 2026 was primarily due to $0.5 million in purchases of property and equipment. The net cash used in investing activities during the three months ended March 31, 2025 was primarily due to $1.0 million in purchases of property and equipment and $1.1 million in investments in unconsolidated entities.
Financing activities
We generated $15.5 million and $27.3 million in net cash from financing activities for the three months ended March 31, 2026 and 2025, respectively. The net cash provided by financing activities during the three months ended March 31, 2026 was primarily due to $25.0 million in net borrowings under the Amended Credit Facility and $4.9 million in net cash inflows from real estate not owned transactions, partially offset by $7.1 million in tax distributions and $5.7 million in share repurchases. The net cash provided by financing activities during the three months ended March 31, 2025 was primarily due to $40.0 million in net borrowings under the Amended Credit Facility, partially offset by $13.9 million in tax distributions.
Material Cash Commitments
There have been no material changes to the material cash commitments described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report.
Off-Balance Sheet Arrangements
While using land bankers and third-party developers as part of our land-light operating strategy comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own and develop a higher percentage of their land supply. As of March 31, 2026, we had 750 owned unstarted lots in real estate inventory on our balance sheet which represented only 3.2% of our total controlled lot supply.

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
As of March 31, 2026, we had $140.2 million of non-refundable cash deposits under land and lot-option contracts pertaining to 14,925 lots with a remaining aggregate purchase price of approximately $1.11 billion.
Surety Bonds and Letters of Credit
From time to time, we may enter into surety bond and letter of credit arrangements with local municipalities, government agencies and developers. These arrangements relate to certain performance or maintenance-related obligations. As of both March 31, 2026 and December 31, 2025, there were $0.5 million outstanding letters of credit. Surety bonds do not have stated expiration dates, rather, we are released from the bonds as the contractual performance is completed. These bonds, which totaled $55.9 million and $47.4 million as of March 31, 2026 and December 31, 2025, respectively, are typically outstanding over a period of approximately one to five years depending on the pace of development. If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, our ability to operate could be restricted and could have an adverse effect on our business and results of operations.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the three months ended March 31, 2026, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Purchases of equity securities by the issuer and affiliated purchasers
On May 28, 2025, our Board of Directors authorized a stock repurchase program for up to $50.0 million of the Company’s Class A common stock. Under the program, the Company may make repurchases through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means.
The following table provides information relating to our repurchases of Class A common stock.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2026 - January 31, 2026	—	$—	—	$50,000,000
February 1, 2026 - February 28, 2026	—	$—	—	$50,000,000
March 1, 2026 - March 31, 2026	449,604	$12.68	449,604	$44,364,512
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
(a)Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)Insider Trading Arrangements and Policies.
None.
Item 6.    Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1†^	Asset Purchase Agreement, dated July 31, 2023, by and among SDH Houston LLC, Devon Street Homes, L.P., Devon Street Homes G.P., L.L.C., and John Stephen Ray, The BRR 2022 Trust U/T/A dated April 20, 2022, The CAR 2022 Trust U/T/A dated April 20, 2022 and The TTR 2022 Trust U/T/A dated April 20, 2022	S‑1	333-274379	2.1	9/6/2023
3.1	Amended and Restated Certificate of Incorporation	S-8	333-276503	4.1	1/12/2024
3.2	Amended and Restated Bylaws	S‑8	333-276503	4.2	1/12/2024
4.1	Specimen Class A Common Stock Certificate	S‑1	333‑235874	4.1	9/6/2023
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
10.1	2026 Total Compensation, AIP Target, and LTIP Target Letter (Russell Devendorf), dated April 1, 2026					*
10.2	2026 Total Compensation, AIP Target, and LTIP Target Letter (Gregory S. Bennett), dated April 1, 2026					*
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*
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

Smith Douglas Homes Corp.

Date: April 30, 2026	By:	/s/ Gregory S. Bennett
Gregory S. Bennett
President, Chief Executive Officer, Vice Chairman, and Director
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Russell Devendorf
Russell Devendorf
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)