Form 10-Q
period 2026-06-30
Smith Douglas Homes Corp.
filed 2026-08-06
CIK 1982518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the number of shares of the registrant’s Class A common stock outstanding was approximately 8,392,484, and the number of shares of the registrant’s Class B common stock outstanding was approximately 42,435,897.

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
•as of July 31, 2026, Smith Douglas Homes Corp. owns, directly or indirectly, 9,109,212 LLC Interests, representing approximately 17.7% of the economic interest in Smith Douglas Holdings LLC;
•as of July 31, 2026, the Continuing Equity Owners own (i) 42,435,897 LLC Interests, representing approximately 82.3% of the economic interest in Smith Douglas Holdings LLC and (ii) 42,435,897 shares of Class B common stock of Smith Douglas Homes Corp.;
•as of July 31, 2026, the Class A stockholders own (i) 8,392,484 shares of Class A common stock of Smith Douglas Homes Corp., representing approximately 1.9% of the combined voting power of all of Smith Douglas Homes Corp.’s common stock and approximately 100% of the economic interest in Smith Douglas Homes Corp., and (ii) through Smith Douglas Homes Corp.’s ownership of LLC Interests, indirectly hold approximately 17.7% of the economic interest in Smith Douglas Holdings LLC; and
•our Class A common stock and Class B common stock have what is commonly referred to as a “high/low vote structure,” which means that shares of our Class B common stock initially have ten votes per share and our Class A common stock have one vote per share. Upon the occurrence of the Sunset Date, each share of Class B common stock will then be entitled to one vote per share. This high/low vote structure enables the Continuing Equity Owners to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company. Furthermore, the Continuing Equity Owners exert a significant degree of influence, or actual control, over matters requiring stockholder approval. We believe that maintaining this control by the Continuing Equity Owners will help enable them to successfully guide the implementation of our growth strategies and strategic vision.
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

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$14,200	$12,741
Real estate inventory	331,216	298,637
Deposits on real estate under option or contract	139,288	138,763
Real estate not owned	24,251	28,051
Property and equipment, net	9,206	9,720
Goodwill	25,726	25,726
Deferred tax asset, net	9,612	9,666
Other assets	38,603	34,289
Total assets	$592,102	$557,593
Liabilities and Equity
Liabilities:
Accounts payable	$26,943	$1,938
Customer deposits	6,027	3,108
Notes payable	66,026	44,075
Liabilities related to real estate not owned	24,251	28,051
Accrued expenses and other liabilities	26,517	26,428
Tax receivable agreement liability	9,382	9,857
Total liabilities	159,146	113,457
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value – 250,000,000 shares authorized; 9,109,212 and 9,017,708 shares issued, 8,386,996 and 9,017,708 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.0001 par value – 100,000,000 shares authorized; 42,435,897 shares issued and outstanding as of June 30, 2026 and December 31, 2025	4	4
Additional paid-in capital	62,122	60,610
Retained earnings	26,924	26,113
Treasury stock, at cost	(9,588)	—
Total stockholders’ equity attributable to Smith Douglas Homes Corp.	79,463	86,728
Non-controlling interests attributable to Smith Douglas Holdings LLC	353,493	357,408
Total equity	432,956	444,136
Total liabilities and equity	$592,102	$557,593
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Home closing revenue	$273,026	$223,924	$479,470	$448,646
Cost of home closings	225,105	171,985	391,098	343,177
Home closing gross profit	47,921	51,939	88,372	105,469

Selling, general and administrative costs	41,914	34,702	77,826	67,701
Equity in income from unconsolidated entities	(786)	(598)	(1,313)	(817)
Interest expense	640	772	1,488	1,438
Other expense (income), net	4,285	(116)	4,188	401
Income before income taxes	1,868	17,179	6,183	36,746
Provision for income taxes	100	744	353	1,601
Net income	1,768	16,435	5,830	35,145
Net income attributable to non-controlling interests	1,522	14,070	5,019	30,097
Net income attributable to Smith Douglas Homes Corp.	$246	$2,365	$811	$5,048

Earnings per share:
Basic	$0.03	$0.26	$0.09	$0.56
Diluted	$0.03	$0.26	$0.09	$0.55
Weighted average shares of common stock outstanding:
Basic	8,380,647	8,998,470	8,698,043	8,983,328
Diluted	8,380,647	8,998,470	8,698,043	9,160,922
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Equity
(Unaudited and in thousands, except unit and share amounts)

	Smith Douglas Homes Corp. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock							Non- Controlling Interests
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost	Stockholders’ Equity		Amounts	Total Equity
Balance March 31, 2026	9,105,215	$1	42,435,897	$4	$61,076	$26,678	$(5,701)	$82,058		$353,833	$435,891
Tax distributions	—	—	—	—	—	—	—	—		(1,862)	(1,862)
Equity-based compensation	—	—	—	—	1,577	—	—	1,577		—	1,577
Stock issued under incentive award plans, net of shares withheld for taxes	3,997	—	—	—	(531)	—	527	(4)	—	—	(4)
Purchases of treasury stock	—	—	—	—	—	—	(4,414)	(4,414)		—	(4,414)
Net income	—	—	—	—	—	246	—	246		1,522	1,768
Balance June 30, 2026	9,109,212	$1	42,435,897	$4	$62,122	$26,924	$(9,588)	$79,463		$353,493	$432,956

Balance December 31, 2025	9,017,708	$1	42,435,897	$4	$60,610	$26,113	$—	$86,728		$357,408	$444,136
Tax distributions	—	—	—	—	—	—	—	—		(8,934)	(8,934)
Equity-based compensation	—	—	—	—	2,687	—	—	2,687		—	2,687
Stock issued under incentive award plans, net of shares withheld for taxes	91,504	—	—	—	(1,175)	—	527	(648)		—	(648)
Purchases of treasury stock	—	—	—	—	—	—	(10,115)	(10,115)		—	(10,115)
Net income	—	—	—	—	—	811	—	811		5,019	5,830
Balance June 30, 2026	9,109,212	$1	42,435,897	$4	$62,122	$26,924	$(9,588)	$79,463		$353,493	$432,956
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Equity - Continued
(Unaudited and in thousands, except unit and share amounts)

	Smith Douglas Homes Corp. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock					Non- Controlling Interests
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Stockholders’ Equity	Amounts	Total Equity
Balance March 31, 2025	8,991,378	$1	42,435,897	$4	$58,820	$18,040	$76,865	$330,298	$407,163
Tax distributions	—	—	—	—	—	(217)	(217)	(9,518)	(9,735)
Equity-based compensation	—	—	—	—	969	—	969	—	969
Stock issued under incentive award plans	23,795	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	2,365	2,365	14,070	16,435
Balance June 30, 2025	9,015,173	$1	42,435,897	$4	$59,789	$20,188	$79,982	$334,850	$414,832

Balance December 31, 2024	8,846,154	1	42,435,897	4	58,208	15,419	$73,632	$328,095	$401,727
Tax distributions	—	—	—	—	—	(279)	(279)	(23,342)	(23,621)
Equity-based compensation	—	—	—	—	1,581	—	1,581	—	1,581
Stock issued under incentive award plans	169,019	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	5,048	5,048	30,097	35,145
Balance June 30, 2025	9,015,173	$1	42,435,897	$4	$59,789	$20,188	$79,982	$334,850	$414,832
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$5,830	$35,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,772	1,066
Accrued incentive compensation expense	489	384
Share-based payment expense	2,744	1,581
Abandonment of lot option contracts	4,490	716
Impairment of real estate inventory	4,074	642
Amortization of debt issuance costs	406	456
Equity in earnings from unconsolidated entities	(1,313)	(817)
Distributions of income from unconsolidated entities	1,327	747
Non-cash lease expense	277	388
Provision for deferred income taxes	54	263
Other	(13)	(10)
Changes in assets and liabilities:
Real estate inventory	(32,853)	(63,953)
Deposits on real estate under option or contract	(5,015)	(30,062)
Other assets	(5,815)	677
Accounts payable	25,005	(1,411)
Customer deposits	2,919	602
Accrued expenses and other liabilities	472	(10,261)
Net cash provided by (used in) operating activities	4,850	(63,847)

Cash flows from investing activities:
Purchases of property and equipment	(1,139)	(3,156)
Investments in unconsolidated entities	(25)	(1,086)
Other	12	17
Net cash used in investing activities	(1,152)	(4,225)

Cash flows from financing activities:
Borrowings under revolving credit facility	131,000	149,000
Repayments under revolving credit facility	(108,000)	(80,100)
Payments on notes payable	(908)	(832)
Payments on notes payable - related party	(259)	(40)
Proceeds from sales of real estate not owned	12,300	27,115
Payments related to repurchases of real estate not owned	(16,100)	(6,818)
Distributions	(8,934)	(23,621)
Payment of debt issuance costs	(100)	(2,218)
Payments of shares withheld for taxes	(648)	—

TRA payments	(475)	—
Share repurchases	(10,115)	—
Net cash (used in) provided by financing activities	(2,239)	62,486

Net increase (decrease) in cash and cash equivalents	1,459	(5,586)
Cash and cash equivalents, beginning of period	12,741	22,363
Cash and cash equivalents, end of period	$14,200	$16,777
See accompanying notes to unaudited condensed consolidated financial statements.

SMITH DOUGLAS HOMES CORP.
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited, in thousands)

	Six months ended June 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest, net of amounts capitalized	$950	$629

Cash paid for income taxes	$964	$1,331

Right-of-use assets obtained in exchange for new operating lease liabilities	$929	$574

Capital expenditures financed by issuance of note payable	$118	$—

Capital expenditures financed by issuance of related party note payable	$—	$3,000
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
The Company is a builder of single-family homes in communities in certain markets in the southeastern and southern United States. The Company’s homes and communities are primarily targeted to first-time and empty-nest homebuyers. The Company currently operates in metropolitan Atlanta, Birmingham, Central Georgia, Charlotte, Chattanooga, Dallas-Fort Worth, Greenville, Houston, Huntsville, Nashville, Raleigh and the Alabama Gulf Coast. The Company operates a land-light business model whereby the Company typically purchases finished lots via lot-option contracts from various third-party land developers or land bankers. Additionally, the Company offers title insurance and mortgage brokerage services through unconsolidated joint ventures.
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
The non-controlling interests in the unaudited condensed consolidated statements of income represent the portion of earnings attributable to the economic interest in Smith Douglas Holdings LLC held by the Continuing Equity Owners. The non-controlling interests in the unaudited condensed consolidated balance sheets represent the portion of the net assets of the Company attributable to the Continuing Equity Owners, based on the portion of the LLC Interests owned by such unit holders. As of June 30, 2026 and December 31, 2025, the non-controlling interests were 82.3% and 82.5%, respectively.
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
When the Company executes sales contracts with its homebuyers, or when it requires advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as contract liabilities until the homes are closed or the contracts are canceled. The Company either retains or refunds to the customer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances. As of June 30, 2026 and December 31, 2025, customer deposits totaled $6.0 million and $3.1 million, respectively. Substantially all customer deposits are recognized in revenue within one year of being received from homebuyers.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of June 30, 2026 and December 31, 2025, there were no known items which would result in a significant accrual for uncertain tax positions. The Company’s 2024 and 2025 tax years remain subject to examination.
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
In November 2024, FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (ASU 2024-03), which requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2026 and for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be adopted on either a prospective or retrospective basis. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements and disclosures, including the transition method to be applied upon adoption.
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
Note 2 ‑ Real estate inventory and capitalized interest:
A summary of real estate inventory is as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Lots held for construction	$71,213	$81,844
Homes under construction, completed homes and model homes	260,003	216,793
Total real estate inventory	$331,216	$298,637
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

As of June 30, 2026 and December 31, 2025, the Company evaluated seven and two active communities with carrying values of $24.4 million and $10.1 million, respectively.

During the three and six months ended June 30, 2026, the Company recognized inventory impairment charges in the Southeast reporting segment of $2.6 million and $3.5 million, respectively, related to two and three communities, respectively. During both the three and six months ended June 30, 2026, inventory impairment charges in the Central reporting segment were $0.5 million, related to one community. An impairment charge of $0.6 million was recognized in the Central reporting segment during the six months ended June 30, 2025 related to one community. No impairment charges were recognized during the three months ended June 30, 2025.

The below table summarizes the significant quantitative unobservable inputs used in the Company’s discounted cash flow model to determine the fair value of its communities for which the Company recorded impairment charges as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Average selling price	$272,000 to $305,000	$267,000 to $305,000
Closings per month	2 to 5	1 to 5
Discount rate	12%	12%
The Company capitalizes into real estate inventory interest costs incurred on homes under construction during the construction period until substantial completion. The Company does not capitalize interest on homes where construction has been suspended.

A summary of capitalized interest is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Capitalized interest, beginning of period	$1,308	$325	$991	$253
Interest incurred	1,295	1,645	3,020	2,539
Interest expensed	(640)	(772)	(1,488)	(1,438)
Interest charged to cost of home closings	(942)	(365)	(1,502)	(521)
Capitalized interest, end of period	$1,021	$833	$1,021	$833
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
Based on the provisions of the relevant accounting guidance, the Company has concluded that when it enters into an option or purchase agreement to acquire lots from an entity, a variable interest entity (VIE) may be created. The Company evaluates all option and purchase agreements and amendments for land to determine if the related entity is a VIE. As required by ASC Topic 810, Consolidation, the Company assesses whether it is the primary beneficiary for each VIE. In order to determine if the Company is the primary beneficiary, the Company must first assess whether it has the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with the Company; and the ability to change or amend the existing option contract with the VIE. If the Company does not control such activities, the Company is not considered the primary beneficiary of the VIE. If the Company has the ability to control such activities, the Company would be the primary beneficiary of the VIE if it has an obligation to absorb losses or has the right to receive benefits that could potentially be significant to the VIE. As of June 30, 2026 and December 31, 2025, the Company was not identified as the primary beneficiary of any VIEs associated with option and purchase agreements. Therefore, no such VIEs required consolidation under ASC Topic 810.
In all cases, creditors of the entities with which the Company has option agreements have no recourse against the Company and the maximum exposure to loss in option agreements is limited to the Company’s option deposits, any capitalized pre‑acquisition costs, and any termination fees (which approximated $58.4 million as of June 30, 2026).
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

The following provides a summary of the Company's interests in land option agreements (in thousands):

	June 30, 2026
	Deposits or Investments	Remaining Purchase Price
Option contracts	$132,688	$1,340,942
Option contracts with unconsolidated entities	8,286	34,740
Total option contracts	$140,974	$1,375,682

	December 31, 2025
	Deposits or Investments	Remaining Purchase Price
Option contracts	$132,163	$1,268,959
Option contracts with unconsolidated entities	8,286	35,399
Total option contracts	$140,449	$1,304,358
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
During the three and six months ended June 30, 2026, the Company recognized a lot option contract abandonment charge of $3.9 million in the Southeast reporting segment and $0.6 million in the Central reporting segment, which is included within other expense (income), net in the accompanying unaudited condensed consolidated statements of income. During the six months ended June 30, 2025, a lot option contract abandonment charge of $0.7 million was recognized in the Central reporting segment. No lot option contract abandonment charges were recognized during the three months ended June 30, 2025.
Note 4 ‑ Investments in unconsolidated entities:
The Company has non‑controlling equity interests in various entities for which the Company applies the equity method of accounting. As of June 30, 2026, the Company had equity method investments in two entities engaged in the development and sale of lots, one entity engaged in providing mortgage broker services to our homebuyers, and three entities engaged in providing title insurance services to our homebuyers. The Company’s proportionate share of the entities’ income was approximately $0.8 million and $1.3 million during the three and six months ended June 30, 2026, respectively, and $0.6 million and $0.8 million during the three and six months ended June 30, 2025, respectively. The entities distributed approximately $0.7 million and $1.3 million during the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.7 million to the Company during the three and six months ended June 30, 2025, respectively. The Company contributed no and $25,000 during the three and six months ended June 30, 2026, respectively, and no and $1.1 million during the three and six months ended June 30, 2025. Investments in unconsolidated entities totaled approximately $2.3 million as of both June 30, 2026 and December 31, 2025, which are included within other assets in the accompanying unaudited condensed consolidated balance sheets.

Note 5 ‑ Notes payable:
As of June 30, 2026, the Company has a $325.0 million unsecured revolving credit facility under the Amended Credit Facility. On May 15, 2025, the Company entered into that certain Lender Addition and Acknowledgment Agreement and First Amendment to the Amended and Restated Credit Agreement (the First Amendment; the Credit Facility as amended by the First Amendment, the First Amendment and Amended Credit Facility) to, among other things, (i) increase the total revolving commitments from $250.0 million to $325.0 million, (ii) increase certain thresholds and sublimits in the borrowing base to allow for additional borrowing flexibility, (iii) extend the revolving loan maturity date from January 2027 to May 2029, and (iv) revise certain financial covenants. The Amended Credit Facility matures in May 2029, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments. The Amended Credit Facility provides that up to $20.0 million of the commitments may be used for letters of credit.
The borrowings and letters of credit outstanding under the Amended Credit Facility may not exceed the borrowing base as defined in the Amended Credit Facility. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company.
Borrowings under the Amended Credit Facility bear interest, at the borrower’s option, at either a base rate or Secured Overnight Financing Rate (which may be a daily simple rate or based on 1-, 3- or 6-month interest periods, in each case at the borrower’s option), plus an applicable margin. The applicable margin ranges from 2.35% to 3.00% based on the Company’s leverage ratio as determined in accordance with a pricing grid defined in the Amended Credit Facility and is subject to a floor of 0.00%. Interest is payable in arrears on the last business day of each month or at the end of each 1-, 3- or 6-month interest period, as applicable. As of June 30, 2026, the interest rate on outstanding borrowings under the Amended Credit Facility was 6.07%.
The Amended Credit Facility contains certain financial covenants, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $286.1 million, (b) 32.5% of pre‑tax income earned in any fiscal quarter after March 31, 2025, and (c) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries after March 31, 2025, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Holdings LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restrict certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility. As of June 30, 2026, the Company was in compliance with all covenants related to the Amended Credit Facility.
As of June 30, 2026 and December 31, 2025, there were $63.0 million and $40.0 million of outstanding borrowings under the Amended Credit Facility, respectively. As of June 30, 2026 and December 31, 2025, there were $0.8 million and $0.5 million of outstanding letters of credit, respectively. Availability as determined in accordance with the Borrowing Base, as defined, totaled approximately $199.7 million as of June 30, 2026.
On July 31, 2023, the Company entered into a three-year seller note payable of $5.0 million as part of the consideration for the acquisition of Devon Street which bears interest at 8% per annum. The seller note is payable in quarterly installments of principal and accrued interest beginning September 30, 2023 through maturity on September 30, 2026. The seller was previously employed as the division president of the Houston division until December 31, 2024. As of June 30, 2026 and December 31, 2025, the balance on the seller note payable was $0.5 million and $1.4 million, respectively, which is included in notes payable in the accompanying unaudited condensed consolidated balance sheets.
On May 13, 2025, the Company borrowed $3.0 million in the form of a secured promissory note from The BF Holding Trust, an entity affiliated with the Founder Fund, which bears interest at 8.5% per annum. The promissory note was used to partially fund the purchase of an office building located in Woodstock, Georgia from JBB Cherokee Holdings LLC, an entity affiliated with the Founder Fund (see Note 13). The promissory note is payable in monthly installments of principal and interest through maturity on May 13, 2030. As of June 30, 2026 and December 31, 2025, the balance on the related party promissory note was $2.5 million and $2.7 million, respectively, which is included in notes payable in the accompanying unaudited condensed consolidated balance sheets.
On February 20, 2026, the Company entered into a $0.1 million equipment finance agreement, which bears interest at 7.5% per annum. The equipment finance agreement is payable in monthly installments of principal and interest through maturity on March 25, 2029. As of June 30, 2026, the balance on the equipment finance agreement was $0.1 million, which is included in notes payable in the accompanying unaudited condensed consolidated balance sheets.
Future maturities of notes payable to third parties, including borrowings under the Amended Credit Facility, are as follows as of June 30, 2026 (in thousands):

Year ending December 31,
2026 (1)	$752
2027	614
2028	667
2029	63,692
2030	301
Thereafter	—
$66,026
(1)Remaining payments are for the six months ending December 31, 2026.
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

		Fair Value (In Thousands)
Asset or Liability	Fair Value Hierarchy	June 30, 2026	December 31, 2025
Measured at fair value on a non-recurring basis:
Real estate inventory	Level 3	$6,634	$8,174

Disclosed at fair value:
Borrowings under Amended Credit Facility	Level 2	$63,000	$40,000
Seller note payable	Level 2	$464	$1,363
Related party note payable	Level 2	$2,453	$2,712
Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the above table represent only those assets whose carrying values were adjusted to fair value during the quarterly period ended as of the respective balance sheet dates. See Note 2 for more detailed discussion of the valuation methods used for real estate inventory.
The carrying value of the borrowings under the Amended Credit Facility approximates fair value due to variable rate terms that approximate market rates.
The carrying value of the seller note payable and related party note payable approximate fair value because the interest rates on the notes approximate market rates as of June 30, 2026 and December 31, 2025.
Note 7 ‑ Warranty reserves:
A summary of the activity in the Company’s warranty liability account is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$4,380	$3,723	$4,180	$3,622
Additions to reserves from new home closings	552	450	969	899
Warranty claims	(140)	(152)	(234)	(256)
Adjustments to pre‑existing reserves	(283)	(244)	(406)	(488)
Balance, end of period	$4,509	$3,777	$4,509	$3,777
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating leases costs	$179	$220	$343	$486
Variable lease costs - operating	$85	$31	$151	$79
The following table presents additional information about the Company’s leases (dollars in thousands):

	June 30, 2026	December 31, 2025
Right-of-use (ROU) assets	$2,559	$1,902
Lease liabilities	$2,688	$2,021
ROU assets are included within other assets and lease liabilities are included within accrued expenses and other liabilities in the accompanying unaudited condensed consolidated balance sheets.
As of June 30, 2026, the Company had two additional operating leases for division office space that had not yet commenced with total undiscounted fixed lease payments of approximately $0.8 million. The operating leases will both commence in 2026 with lease terms of approximately 5 years.
Note 9 ‑ Commitments and contingencies:
The Company is subject to certain contingent liabilities resulting from litigation, claims, and other commitments which arise in the ordinary course of business. Management and legal counsel believe that the probable resolution of such contingencies will not materially affect the financial position, results of operations, or cash flows of the Company. In the normal course of business, the Company posts letters of credit and performance and other surety bonds related to certain development obligations with local municipalities, government agencies and developers. As of June 30, 2026 and December 31, 2025, performance and surety bonds totaled $56.6 million and $47.4 million, respectively. As of June 30, 2026 and December 31, 2025, there were $0.8 million and $0.5 million outstanding letters of credit, respectively.
Note 10 - Equity:
The following table summarizes the capitalization and voting rights of the Company’s classes of stock as of June 30, 2026:

	Authorized	Issued	Outstanding	Votes per share	Economic Rights
Preferred stock	10,000,000	None	None

Common stock:
Class A	250,000,000	9,109,212	8,386,996	1	Yes
Class B	100,000,000	42,435,897	42,435,897	10(1)	No
(1)Each share of Class B common stock entitles its holders to ten votes per share on all matters presented to the stockholders and on which the holders of the Class B common stock are entitled to vote; provided, that each share of Class B common stock will only be entitled to one vote per share on all matters presented to the stockholders generally upon the Sunset Date.

The following table summarizes Class A common stock reserved for issuances as of June 30, 2026:

Conversion of LLC Interests held by Continuing Equity Owners	42,435,897
RSUs	2,773,841
Total	45,209,738
The Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series and the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Through June 30, 2026, no series of preferred stock have been issued.
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
As of June 30, 2026, Smith Douglas Homes Corp. holds a 17.7% economic interest in Smith Douglas Holdings LLC through its ownership of 9,109,212 LLC Interests but consolidates Smith Douglas Holdings LLC as sole managing member. The remaining 42,435,897 LLC Interests representing an 82.3% economic interest are held by the Continuing Equity Owners and presented in the unaudited condensed consolidated financial statements as non-controlling interests.
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
Distributions to Members Related to Their Income Tax Liabilities
As a limited liability company treated as a partnership for income tax purposes, Smith Douglas Holdings LLC does not incur significant federal, state or local income taxes, as these taxes are primarily the obligations of its members. Under the LLC Agreement, Smith Douglas Holdings LLC is required to distribute cash, to the extent that Smith Douglas Holdings

LLC has cash available, on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Smith Douglas Holdings LLC taxable earnings. Smith Douglas Holdings LLC makes such tax distributions to its members quarterly, based on an estimated tax rate and projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. Smith Douglas Holdings LLC made tax distributions to the Continuing Equity Owners totaling approximately $1.9 million and $8.9 million for the three and six months ended June 30, 2026, respectively, and $9.5 million and $23.3 million for the three and six months ended June 30, 2025, respectively.
Stock Repurchase Program
In May 2025, the Company’s Board of Directors authorized a stock repurchase program for up to $50.0 million of the Company’s Class A common stock. Under the program, the Company may make repurchases through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. During the three and six months ended June 30, 2026, the Company repurchased 312,351 and 761,955 shares, respectively, of its Class A Common Stock at a total cost, including commissions and excise taxes, of $4.4 million and $10.1 million, respectively, or an average repurchase price of $14.13 per share and $13.28 per share, respectively, to be held as treasury stock. The Company did not repurchase any stock during the three and six months ended June 30, 2025. As of June 30, 2026, the remaining authorization for stock repurchases was $40.0 million.
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

Time-based Restricted Stock Units
The following table summarizes information about our time-based restricted stock units (RSUs):

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Beginning balance	763,848	$17.00	518,007	$21.12	541,060	$20.79	463,938	$21.34
Granted	60,048	12.99	39,364	19.87	415,266	12.67	283,887	20.51
Vested	(40,102)	19.92	(23,897)	25.46	(172,532)	20.55	(214,161)	21.50
Forfeited	—	—	—	—	—	—	(190)	21.00
Ending balance	783,794	$16.54	533,474	$20.83	783,794	$16.54	533,474	$20.83
Generally, the RSUs granted during the three and six months ended June 30, 2026 and 2025 vest in three equal installments on each of the first three anniversaries of the grant date, subject to the employee’s continued employment through the applicable vesting date. Vesting of the awards granted during the three and six months ended June 30, 2026 and 2025 is subject to certain change in control and qualifying termination provisions as provided in the award agreements.
The Company recognized compensation expense for RSUs of approximately $1.3 million and $2.3 million during the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.5 million during the three and six months ended June 30, 2025, respectively, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income.
The unamortized compensation cost related to RSUs of approximately $11.4 million as of June 30, 2026 is expected to be recognized over a weighted-average period of approximately 1.61 years.

Market-based Performance Restricted Stock Units
During the six months ended June 30, 2026 and 2025, the compensation committee granted awards of market-based performance RSUs (PSUs) under the 2024 Plan to certain members of senior management. The PSUs vest based on the Company’s total shareholder return (TSR) relative to a selected peer group over a three-year performance period and will be settled in shares of the Company’s Class A common stock. The number of PSUs that may vest and be settled ranges from 0% to 200% of the target amount of PSUs for each award, based on actual Company TSR results as compared to the selected peer group for the performance period. Since the PSUs constitute market awards as defined by ASC 718, compensation expense associated with the PSU grants is determined using the grant date fair value, based on a third-party valuation analysis, and is expensed over the applicable period. To the extent earned based on actual performance, the PSUs vest on the last day of the three-year performance period, subject to the employee's continued service through the vesting date. Additionally, vesting is subject to certain change in control and qualifying termination provisions as provided in the award agreements.
The following table summarizes information about our PSUs during the six months ended June 30, 2026 and 2025:

Period Granted	Measurement Period	Target PSUs Outstanding as of December 31, 2025	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding as of June 30, 2026	Weighted Average Grant Date Fair Value
2025	2025 - 2027	55,619	—	—	—	55,619	$25.24
2026	2026 - 2028	—	118,412	—	—	118,412	$12.65
Total		55,619	118,412	—	—	174,031
During the three and six months ended June 30, 2026, the Company recognized compensation expense for PSUs of approximately $0.2 million and $0.4 million, respectively, and during both the three and six months ended June 30, 2025, the Company recognized compensation expense for PSUs of approximately $0.1 million, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. The unamortized compensation cost related to PSUs of approximately $2.2 million as of June 30, 2026 is expected to be recognized over a weighted-average period of approximately 2.39 years.
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
The estimated annual effective tax rate for the year ending December 31, 2026 is 5.4%. The difference between the estimated annual effective income tax rate and the U.S. federal statutory rate is primarily due to: (1) income attributable to non-controlling interests which is not taxable to Smith Douglas Homes Corp., (2) Smith Douglas Holdings LLC’s election to be taxed at the entity level, and (3) state income taxes.
The Company’s income tax provision was $0.1 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.6 million for the three and six months ended June 30, 2025, respectively.
The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, as of June 30, 2026, the Company has recorded a valuation allowance of $12.3 million for certain deferred tax assets the Company has determined are not more likely than not to be realized.
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
In connection with the IPO and related transactions, the Company entered into a tax receivable agreement (TRA) with Smith Douglas Holdings LLC and the Continuing Equity Owners that will provide for the payment by Smith Douglas Homes Corp. to the Continuing Equity Owners of 85% of the amount of tax benefits, if any, that Smith Douglas Homes Corp. realizes (or in some circumstances is deemed to realize) related to the tax basis adjustments as such savings are realized. As of June 30, 2026, the Company has recorded a TRA liability of $9.4 million. During the three and six months ended June 30, 2026, the Company made payments under the TRA to the Continuing Equity Owners totaling zero and $0.5 million, respectively. No payments were made under the TRA during the three and six months ended June 30, 2025.
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating leases costs (related party)	$—	$45	$—	$142
Variable lease costs – operating (related party)	$—	$3	$—	$21
Payments under the office lease agreement, along with costs associated with the office space, totaled approximately $0.1 million and $0.1 million during the three and six months ended June 30, 2025, respectively.
In May 2025, the Company purchased the office building located in Woodstock, Georgia for a total purchase price of $4.0 million from JBB Cherokee Holdings LLC, an entity affiliated with the Founder Fund. Concurrently with closing of the building purchase, the Company borrowed $3.0 million in the form of a secured promissory note from The BF Holding Trust, an entity affiliated with the Founder Fund. The promissory note was used to partially fund the building purchase, bears interest at 8.5% per annum, and matures in May 2030. During the three and six months ended June 30, 2026, the Company incurred and paid interest on the related party note payable totaling $54,000 and $111,000, respectively. During the three and six months ended June 30, 2025, the Company incurred and paid interest on the related party note payable totaling $21,000. Subsequent to the purchase of the office building, there are no longer any leasing arrangements with JBB Cherokee Holdings LLC.
During the three and six months ended June 30, 2026, the Company incurred fees of $1,000 and $6,000, respectively, in the aggregate from certain entities affiliated by common ownership for use of facilities related to business development and vendor relations, which is included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income. During the three and six months ended June 30, 2025, the Company incurred no fees and $0.4 million, respectively, for the use of these facilities. The Company paid fees of $1,000 and $6,000 for use of these facilities during the three and six months ended June 30, 2026. The Company did not pay fees for use of these facilities during the three and six months ended June 30, 2025.
The Company charters aircraft services from companies that are controlled by a related entity of the Founder Fund. Expenses incurred and paid to these companies under a dry lease agreement for the use of the aircraft for business travel totaled approximately $8,000 for the three and six months ended June 30, 2026, and no expenses and $2,000 for the three and six months ended June 30, 2025, respectively, which are included in selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of income.
The Company had related party receivables totaling approximately $0.1 million as of December 31, 2025 for various expenses paid by the Company on behalf of the related party, which are included in other assets in the accompanying unaudited condensed consolidated balance sheets. There were no outstanding related party receivables as of June 30, 2026.

Note 14 ‑ Segment information:
The Company operates one principal homebuilding business that is organized, managed and reported by geographic division. Management of the eleven geographic divisions report to the Company’s chief operating decision maker (CODM), which consists of the Chief Executive Officer and Chief Financial Officer of the Company. The CODM is regularly provided operating results of individual operating segments, which comprise the Company’s reportable segments. These operating results include key operating metrics which inform the CODM’s decisions regarding the allocation of resources and the assessment of the Company’s overall operational performance. These operating results are reviewed against actual and budgeted figures, with income before income taxes (segment profit) being the key operating metric used to measure segment profit or loss. The Company’s operating segments are aggregated into two reportable segments: Southeast and Central. The Southeast segment consists of the Atlanta, Central Georgia, Charlotte, Chattanooga, Greenville, and Raleigh divisions. The Central segment consists of the Alabama, Dallas-Fort Worth, Houston, Nashville, and Alabama Gulf Coast divisions. Each reportable segment follows the accounting policies described in Note 1. As the Dallas-Fort Worth and Alabama Gulf Coast divisions were formed in the second half of 2025, segment information disclosed for the three and six months ended June 30, 2025 does not include these divisions.
The following tables summarize financial information by segment (in thousands):

Three months ended June 30, 2026	Southeast	Central	Total
Home closing revenue	$168,995	$104,031	$273,026
Cost of home closings	138,547	86,558	225,105
Home closing gross profit	30,448	17,473	47,921

Less:(1)
Selling, general, and administrative expenses(2)	15,912	10,983	26,895
Other segment items(3)	3,962	624	4,586
Segment profit	10,574	5,866	16,440

Corporate selling, general, and administrative costs(4)			15,019
Other corporate items(5)			(447)

Income before income taxes			$1,868

Three months ended June 30, 2025	Southeast	Central	Total
Home closing revenue	$141,267	$82,657	$223,924
Cost of home closings	104,963	67,022	171,985
Home closing gross profit	36,304	15,635	51,939

Less:(1)
Selling, general, and administrative expenses(2)	14,220	9,149	23,369
Other segment items(3)	93	141	234
Segment profit	21,991	6,345	28,336

Corporate selling, general, and administrative costs(4)			11,333
Other corporate items(5)			(176)

Income before income taxes			$17,179

Six Months Ended June 30, 2026	Southeast	Central	Total
Home closing revenue	$290,073	$189,397	$479,470
Cost of home closings	233,816	157,282	391,098
Home closing gross profit	56,257	32,115	88,372

Less:(1)
Selling, general, and administrative expenses(2)	29,116	20,043	49,159
Other segment items(3)	4,087	771	4,858
Segment profit	23,054	11,301	34,355

Corporate selling, general, and administrative costs(4)			28,667
Other corporate items(5)			(495)

Income before income taxes			$6,183

Six Months Ended June 30, 2025	Southeast	Central	Total
Home closing revenue	$279,485	$169,161	$448,646
Cost of home closings	206,107	137,070	343,177
Home closing gross profit	73,378	32,091	105,469

Less:(1)
Selling, general, and administrative expenses(2)	27,406	17,753	45,159
Other segment items(3)	126	983	1,109
Segment profit	45,846	13,355	59,201

Corporate selling, general, and administrative costs(4)			22,542
Other corporate items(5)			(87)

Income before income taxes			$36,746
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

	June 30, 2026	December 31, 2025
Assets:
Southeast	$310,750	$281,895
Central (1)	245,132	240,901
Segment total	555,882	522,796
Corporate (2)	36,220	34,797
Total	$592,102	$557,593
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
Basic and diluted earnings per share of common stock have been computed as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Smith Douglas Homes Corp., Basic	$246	$2,365	$811	$5,048
Add: Dilutive impact of unvested RSUs	—	—	—	6
Net income attributable to Smith Douglas Homes Corp., Diluted	$246	$2,365	$811	$5,054

Denominator:
Weighted average shares of common stock outstanding, Basic	8,380,647	8,998,470	8,698,043	8,983,328
Dilutive effects of:
Unvested RSUs	—	—	—	177,594
Weighted average shares of common stock outstanding, Diluted	8,380,647	8,998,470	8,698,043	9,160,922

Basic earnings per share	$0.03	$0.26	$0.09	$0.56
Diluted earnings per share	$0.03	$0.26	$0.09	$0.55
The dilutive impact of unvested RSUs in the fully dilutive computation for the six months ended June 30, 2025 has been adjusted for income taxes which would have been expensed had the income been recognized by Smith Douglas Homes Corp., a taxable entity. The dilutive impact of unvested RSUs was included using the treasury stock method. For the six months ended June 30, 2026, the dilutive impact of 180,526 unvested RSUs is not included in the calculation of diluted earnings per share as the effect would be anti-dilutive. For the three and six months ended June 30, 2026 and 2025, the dilutive impact of 42,435,897 LLC Interests that are exchangeable for Class A common stock is not included in the calculation of diluted earnings per share as the effect would be anti-dilutive.

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
We continued to face market challenges in the second quarter of 2026, with elevated mortgage interest rates and macroeconomic uncertainty weakening potential homebuyer confidence. We have continued to use financing incentives, such as closing cost credits and mortgage rate buydowns, to address these concerns. We achieved 839 homes closed for a total of $273.0 million in home closing revenue for the three months ended June 30, 2026, which reflects an increase of 25% in the number of homes closed and 22% in home closing revenue over the same period of the prior year. Our net new home orders were 970, which reflects a 32% increase period over period, and contract value of net new home orders increased 26% period over period.
We aim to construct most of our homes on a pre-sold basis, where our homebuyers choose their homes based on a select number of value-engineered floor plans and are offered flexibility on the selection of home options. Our SMART Builder enterprise resource planning system and efficient construction process, which we call Rteam, allows us to provide this optionality for homebuyers based on just-in-time modifications. As a result of our differentiated value proposition and efficient construction cycle times, we typically achieve a high level of homebuyer satisfaction and experience low cancellation rates, which were 13% and 10% for the three months ended June 30, 2026 and 2025, respectively.
At the core of our land-light operating strategy lies the principle and discipline of primarily acquiring finished lots from a diverse pool of third-party land developers or land bankers through the effective utilization of lot-option contracts. Our lot acquisition strategy reduces our upfront capital requirements and generally seeks to provide for “just-in-time” lot delivery, better aligning our pace of home orders and home starts. While using land bankers and third-party developers comes at an additional cost, we believe our lot acquisition strategy reduces our operational and financial risk relative to other homebuilders that own a higher percentage of their land supply. As of June 30, 2026, we had 664 owned unstarted lots in real estate inventory on our balance sheet, which represented only 2.8% of our total controlled lot supply.
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

Comparison of three and six months ended June 30, 2026 and 2025
The following table sets forth our statements of income and other operating data for the periods presented (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Consolidated Statements of Income Data:
Home closing revenue	$273,026	$223,924	$479,470	$448,646
Cost of home closings	225,105	171,985	391,098	343,177
Home closing gross profit	47,921	51,939	88,372	105,469
Selling, general, and administrative costs	41,914	34,702	77,826	67,701
Equity in income from unconsolidated entities	(786)	(598)	(1,313)	(817)
Interest expense	640	772	1,488	1,438
Other expense (income), net	4,285	(116)	4,188	401
Income before income taxes	1,868	17,179	6,183	36,746
Provision for income taxes	100	744	353	1,601
Net income	1,768	16,435	5,830	35,145
Net income attributable to non-controlling interests	1,522	14,070	5,019	30,097
Net income attributable to Smith Douglas Homes Corp.	$246	$2,365	$811	$5,048
Earnings per share:
Basic	$0.03	$0.26	$0.09	$0.56
Diluted	$0.03	$0.26	$0.09	$0.55
Other operating data:
Home closings	839	669	1,463	1,340
ASP of homes closed	$325	$335	$328	$335
Net new home orders	970	736	1,951	1,504
Contract value of net new home orders	$311,612	$247,421	$635,305	$506,139
ASP of net new home orders	$321	$336	$326	$337
Cancellation rate(1)	12.7%	10.0%	11.0%	9.1%
Backlog homes (period end)(2)	1,000	858	1,000	858
Contract value of backlog homes (period end)	$322,147	$292,881	$322,147	$292,881
ASP of backlog homes (period end)	$322	$341	$322	$341
Active communities (period end)(3)	110	92	110	92
Controlled lots (period end):
Homes under construction	1,208	1,091	1,208	1,091
Owned lots	664	834	664	834
Optioned lots	21,655	22,899	21,655	22,899
Total controlled lots	23,527	24,824	23,527	24,824
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

Home closing revenue
Home closing revenue for the three months ended June 30, 2026, was $273.0 million, an increase of $49.1 million, or 22%, from $223.9 million for the three months ended June 30, 2025. Home closing revenue for the six months ended June 30, 2026, was $479.5 million, an increase of $30.8 million, or 7%, from $448.6 million for the six months ended June 30, 2025. The increase in revenue for both periods is primarily attributable to increases in the number of homes closed, which increased by 25% and 9% for the three and six months ended June 30, 2026, respectively, while ASP of homes closed decreased by 3% and 2%, respectively, for the three and six months ended June 30, 2026. The growth in the number of homes closed for the current year periods as compared to the three and six months ended June 30, 2025 were primarily due to increases of 25% and 9%, respectively, in our Southeast segment, and increases of 26% and 10%, respectively, in our Central segment.
The following table sets forth our home closing revenue, number of home closings, and ASP of homes closed for the periods presented, in each of our reportable segments (dollar amounts in thousands):

Three months ended June 30,	2026			2025			Period over period change
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Southeast	$168,995	509	$332	$141,267	407	$347	20%	25%	(4)%
Central	104,031	330	315	82,657	262	315	26%	26%	—%
Total	$273,026	839	$325	$223,924	669	$335	22%	25%	(3)%

Six months ended June 30,	2026			2025			Period over period change
	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed	Home closing revenue	Home closings	ASP of homes closed
Southeast	$290,073	867	$335	$279,485	799	$350	4%	9%	(4)%
Central	189,397	596	318	169,161	541	313	12%	10%	2%
Total	$479,470	1,463	$328	$448,646	1,340	$335	7%	9%	(2)%
Cost of home closings
Cost of home closings for the three months ended June 30, 2026, was $225.1 million, an increase of $53.1 million, or 31%, from $172.0 million for the three months ended June 30, 2025, which was primarily driven by a 25% increase in home closings and a 4% increase in the average cost of home closings. Cost of home closings for the six months ended June 30, 2026, was $391.1 million, an increase of $47.9 million, or 14%, from $343.2 million for the six months ended June 30, 2025, which was primarily driven by a 9% increase in home closings and a 4% increase in the average cost of home closings.
Home closing gross profit
Home closing gross profit for the three months ended June 30, 2026 was $47.9 million, a decrease of $4.0 million, or 8%, from $51.9 million for the three months ended June 30, 2025. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 17.6% in the three months ended June 30, 2026 compared to 23.2% in the same period in 2025. Home closing gross profit for the six months ended June 30, 2026 was $88.4 million, a decrease of $17.1 million, or 16%, from $105.5 million for the six months ended June 30, 2025. Home closing gross margin, expressed as a percentage and calculated as home closing gross profit divided by home closing revenue, was 18.4% in the six months ended June 30, 2026 compared to 23.5% in the same period in 2025.
The decrease in home closing gross margin for each of the three and six months ended June 30, 2026 compared to the same periods of the prior year was for each period primarily driven by a 4% increase in the average cost of home closings while the ASP of homes closed decreased by 3% and 2%, respectively.

Selling, general, and administrative costs
Selling, general, and administrative costs for the three months ended June 30, 2026 were $41.9 million, an increase of $7.2 million, or 21%, from $34.7 million for the three months ended June 30, 2025. Selling, general, and administrative costs for the six months ended June 30, 2026 were $77.8 million, an increase of $10.1 million, or 15%, from $67.7 million for the six months ended June 30, 2025.
The increase for the three and six months ended June 30, 2026 compared to the same periods of the prior year was for each period primarily due to an increase in sales commissions, advertising costs, and division overhead associated with our increase in homes closed and related home closing revenue, an increase in division overhead primarily due to our recently formed divisions, Dallas-Fort Worth and Alabama Gulf Coast, and increased compensation expenses attributable to higher employee headcount.
Equity in income from unconsolidated entities
Equity in income from unconsolidated entities consists primarily of our portion of income from our interest in the title company in which we hold a 49% interest and which operates in certain of our markets to provide title insurance to our homebuyers and our portion of income from our interest in the company engaged in providing mortgage broker services to our homebuyers. For the three and six months ended June 30, 2026, equity in income from unconsolidated entities increased $0.2 million and $0.5 million from the three and six months ended June 30, 2025, respectively, in each case primarily due to an increase in income from the mortgage brokerage company, which ramped up operations in 2025.
Interest expense
Interest expense is comprised of interest incurred, but not capitalized on our Amended Credit Facility, other borrowings, and amortization of debt issuance costs. For the three months ended June 30, 2026, interest expense decreased $0.1 million from the three months ended June 30, 2025, primarily due to higher interest eligible for capitalization. For the six months ended June 30, 2026, interest expense increased $0.1 million from the six months ended June 30, 2025, primarily due to higher outstanding borrowings on our Amended Credit Facility.
Other expense (income), net
Other expense (income), net primarily consists of interest income, credit card rebates, insurance settlements, and other miscellaneous income and expenses. For the three and six months ended June 30, 2026, other expense (income), net increased by $4.4 million and $3.8 million, respectively, from the three and six months ended June 30, 2025, primarily due to lot option contract abandonment charges of $4.5 million during the three and six months ended June 30, 2026 compared to none and $0.7 million during the three and six months ended June 30, 2025.
Provision for income taxes
Smith Douglas Homes Corp. is subject to U.S. federal, state, and local income taxes with respect to its allocable share of taxable income of Smith Douglas Holdings LLC assessed at the prevailing corporate tax rates. Smith Douglas Holdings LLC operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, it incurs no significant liability for federal or state income taxes, since the taxable income or loss is passed through to its members. Provision for income taxes was $0.1 million and $0.7 million, respectively, for the three months ended June 30, 2026 and 2025, which reflects an effective tax rate of 5.4% and 4.3%, respectively. Provision for income taxes was $0.4 million and $1.6 million, respectively, for the six months ended June 30, 2026 and 2025, which reflects an effective tax rate of 5.7% and 4.4%, respectively. The increase in the effective tax rate is primarily related to an increase in state income taxes.

Net income
The following table sets forth net income by reportable segment for the periods presented (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Period over period change	2026	2025	Period over period change
Southeast	$10,574	$21,991	$(11,417)	$23,054	$45,846	$(22,792)
Central	5,866	6,345	(479)	11,301	13,355	(2,054)
Segment total	16,440	28,336	(11,896)	34,355	59,201	(24,846)
Other(1)	(14,672)	(11,901)	(2,771)	(28,525)	(24,056)	(4,469)
Total	$1,768	$16,435	$(14,667)	$5,830	$35,145	$(29,315)
(1)Other primarily includes homebuilding operations in non-reportable segments, corporate overhead costs such as payroll and benefits, business insurance, information technology, office costs, outside professional services and travel costs, and certain other amounts that are not allocated to the reportable segments.
Net income for the three and six months ended June 30, 2026 decreased by $14.7 million, or 89% and $29.3 million, or 83%, respectively, from the same periods of the prior year. The decrease was primarily due to decreases of $4.0 million and $17.1 million in home closing gross profit, respectively, and increases of $7.2 million and $10.1 million in selling, general and administrative costs and in other expense (income), net of $4.4 million and $3.8 million, respectively.
Southeast: The $11.4 million decrease in net income for the three months ended June 30, 2026 compared to the same period in the prior year was primarily due to a $5.9 million decrease in home closing gross profit, a $1.7 million increase in selling, general and administrative costs, and a $3.9 million increase in other expense (income), net, primarily attributable to lot option contract abandonment charges. The decrease in net income for the six months ended June 30, 2026 compared to the same period in the prior year was primarily due to a $17.1 million decrease in home closing gross profit, a $1.7 million increase in selling, general and administrative costs, and a $4.0 million increase in other expense (income), net, primarily attributable to lot option contract abandonment charges.
Central: The $0.5 million decrease in net income for the three months ended June 30, 2026 compared to the same period in the prior year was primarily due to an increase in home closing gross profit of $1.8 million, which was more than offset by an increase in selling, general, and administrative costs of $1.8 million and an increase of $0.5 million in other expense (income), net, primarily attributable to lot option contract abandonment charges. The $2.1 million decrease in net income for the six months ended June 30, 2026 compared to the same period in the prior year was primarily due to flat home closing gross profit, while selling, general, and administrative costs increased by $2.3 million. The increases in selling, general, and administrative costs for both periods are primarily attributable to the recently formed Dallas-Fort Worth and Alabama Gulf Coast divisions.
Backlog homes
The following table sets forth our backlog homes and contract value and ASP of backlog homes by reportable segment for the periods presented, along with their period-to-period change (dollar amounts in thousands):

As of June 30,	2026			2025			Period over period change
	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes	Backlog homes	Contract value of backlog homes	ASP of backlog homes
Southeast	591	$194,893	$330	511	$178,409	$349	16%	9%	(5)%
Central	409	127,254	311	347	114,472	330	18%	11%	(6)%
Total	1,000	$322,147	$322	858	$292,881	$341	17%	10%	(6)%

Controlled lots
The following table sets forth our total controlled lots, which includes both our owned and optioned lots, by reportable segment as of the periods set forth below:

As of June 30,	2026			2025			Period over period change
	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled	Owned(1)	Optioned	Total Controlled
Southeast	1,023	14,007	15,030	986	16,005	16,991	4%	(12)%	(12)%
Central	849	7,648	8,497	939	6,894	7,833	(10)%	11%	8%
Total	1,872	21,655	23,527	1,925	22,899	24,824	(3)%	(5)%	(5)%
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

The following table presents a reconciliation of adjusted home closing gross profit and adjusted home closing gross margin to the GAAP financial measure of home closing gross profit and home closing gross margin for each of the periods indicated (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Home closing revenue	$273,026	$223,924	$479,470	$448,646
Cost of home closings	225,105	171,985	391,098	343,177
Home closing gross profit(1)	$47,921	$51,939	$88,372	$105,469
Capitalized interest charged to cost of home closings	942	365	1,502	521
Purchase accounting adjustments included in cost of home closings	—	34	(115)	(118)
Impairment of real estate inventory	3,102	—	4,074	642
Adj. home closing gross profit	$51,965	$52,338	$93,833	$106,514
Home closing gross margin(2)	17.6%	23.2%	18.4%	23.5%
Adj. home closing gross margin(2)	19.0%	23.4%	19.6%	23.7%
(1)Home closing gross profit is home closing revenue less cost of home closings.
(2)Calculated as a percentage of home closing revenue.
Our adjusted home closing gross profit and adjusted home closing gross margin decreased from both the three and six months ended June 30, 2025 to the same periods in 2026. The decreases in adjusted home closing gross profit and adjusted home closing gross margin were primarily due to increases in the average cost of home closings of 4% in both periods.
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
The following table presents a reconciliation of adjusted net income to the GAAP financial measure of net income for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$1,768	$16,435	$5,830	$35,145
Provision for income taxes	100	744	353	1,601
Income before income taxes	1,868	17,179	6,183	36,746
Tax-effected adjustments(1)	502	4,278	1,662	9,150
Adjusted net income	$1,366	$12,901	$4,521	$27,596
(1)For the three and six months ended June 30, 2026 and 2025, our tax expenses assume a 26.9% and 24.9% federal and state blended tax rate, respectively, (assuming 100% public ownership to adjust for the impact of taxes on earnings attributable to Smith Douglas Holdings LLC as if Smith Douglas Holdings LLC was a subchapter C corporation in the periods presented).
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
The following table presents a reconciliation of EBITDA, EBITDA margin, adjusted EBITDA, and adjusted EBITDA margin to the GAAP financial measure of net income and net income margin for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$1,768	$16,435	$5,830	$35,145
Capitalized interest charged to cost of home closings	942	365	1,502	521
Interest expense	640	772	1,488	1,438
Interest income	(132)	(98)	(217)	(224)
Provision for income taxes	100	744	353	1,601
Depreciation	915	580	1,772	1,066
EBITDA	$4,233	$18,798	$10,728	$39,547
Share-based payment expense	1,578	969	2,744	1,581
Purchase accounting adjustments included in cost of home closings	—	34	(115)	(118)
Real estate inventory impairment and lot option contract abandonment charges	7,592	—	8,564	1,358
Adjusted EBITDA	$13,403	$19,801	$21,921	$42,368
Net income margin(1)	0.6%	7.3%	1.2%	7.8%
EBITDA margin(1)	1.6%	8.4%	2.2%	8.8%
Adjusted EBITDA margin(1)	4.9%	8.8%	4.6%	9.4%
(1)Calculated as a percentage of home closing revenue.
Our EBITDA and EBITDA margin decreased from the three and six months ended June 30, 2025 to the same periods in 2026, primarily as a result of decreases in net income of $14.7 million and $29.3 million, respectively. Our adjusted EBITDA and adjusted EBITDA margin also decreased from the three and six months ended June 30, 2025 to the same periods in 2026, primarily as a result of the decrease in net income described above, partially offset by the increases in the add-back for real estate inventory impairment and lot option contract abandonment charges of $7.6 million and $7.2 million, respectively.
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

As of (in thousands, except percentages)	June 30, 2026	December 31, 2025
Notes payable	$66,026	$44,075
Equity	432,956	444,136
Total capitalization	$498,982	$488,211
Debt-to-book capitalization	13.2%	9.0%
Notes payable	$66,026	$44,075
Less: cash and cash equivalents	14,200	12,741
Net debt	51,826	31,334
Equity	432,956	444,136
Total net capitalization	$484,782	$475,470
Net debt-to-net book capitalization	10.7%	6.6%
Liquidity and Capital Resources
Overview
As of June 30, 2026, we had $14.2 million of cash and cash equivalents. We believe existing cash and cash equivalents, availability under our Amended Credit Facility, and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We have historically generated cash and fund our operations primarily from cash flows from operating activities as well as availability under our credit facilities and other borrowings. We exercise strict controls and have a prudent strategy for our cash management, including those related to cash outlays for lot acquisitions and deposits on lot-option contracts. We require multiple party account control and authorization for payments. We competitively bid each phase of the development and construction process and closely manage production schedules and payments. Land acquisitions are reviewed and analyzed by our senior management team and ultimately approved by our Chief Executive Officer and Chief Financial Officer. Additionally, our land-light business model reduces our upfront capital requirements and generally provides for “just-in-

time” lot delivery, which better aligns our pace of home orders and home starts. Our principal uses of cash include deposits on lot-option contracts, acquisition of finished lots, home construction, operating expenses, and the payment of interest and routine liabilities.
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
Amended Credit Facility
As of June 30, 2026, the Company has a $325.0 million unsecured revolving credit facility that was entered into concurrently with the IPO and amended in May 2025 (the Amended Credit Facility). The Amended Credit Facility matures in May 2029, except that the Company may request a one-year extension of such maturity date. The Amended Credit Facility also includes a $100.0 million accordion feature, subject to additional commitments. The Amended Credit Facility provides that up to $20.0 million of the commitments may be used for letters of credit.
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
The Amended Credit Facility contains certain financial covenants, among others, including requirements to maintain (i) a minimum tangible net worth equal to the sum of (a) $286.1 million, (b) 32.5% of positive pre‑tax income earned in any fiscal quarter after March 31, 2025, and (c) 50% of any new equity proceeds of Smith Douglas Homes Corp. and its subsidiaries at any time after March 31, 2025, (ii) a maximum leverage ratio of 60%, (iii) a minimum ratio of EBITDA to interest incurred of 2.00 to 1.00, and (iv) a minimum liquidity requirement of $15.0 million. The Amended Credit Facility also contains various covenants that, among other restrictions, limit the ability of Smith Douglas Holdings LLC and the other borrowers to incur additional debt and to make certain investments and distributions. Additionally, the Amended Credit Facility contains certain covenants that restrict certain activities of Smith Douglas Homes Corp. The Amended Credit Facility also contains customary events of default relating to, among other things, failure to make payments, breach of covenants, and breach of representations. If an event of default occurs and is continuing, the borrowers may be required to immediately repay all amounts outstanding under the Amended Credit Facility. As of June 30, 2026, the Company was in compliance with all covenants related to the Amended Credit Facility.
As of June 30, 2026 and December 31, 2025, there were $63.0 million and $40.0 million, respectively, of outstanding borrowings under the Amended Credit Facility. As of June 30, 2026 and December 31, 2025, there were $0.8 million and $0.5 million of outstanding letters of credit, respectively.
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
Cash flows from operating, investing, and financing activities – comparison for the six months ended June 30, 2026 and 2025
The following table summarizes our cash flows for the periods presented (in thousands):

Six months ended June 30,	2026	2025
Net cash provided by (used in) operating activities	$4,850	$(63,847)
Net cash used in investing activities	(1,152)	(4,225)
Net cash (used in) provided by financing activities	(2,239)	62,486
Net increase (decrease) in cash and cash equivalents	1,459	(5,586)
Cash and cash equivalents, beginning of period	12,741	22,363
Cash and cash equivalents, end of period	$14,200	$16,777
Operating activities
We generated $4.9 million and used $63.8 million in net cash in operating activities for the six months ended June 30, 2026 and 2025, respectively. Operating cash flows for the six months ended June 30, 2026 benefited from cash generated by net income of $5.8 million and non-cash operating expenses of $14.3 million, which were partially offset by a $32.9 million increase in real estate inventory, $5.0 million increase in deposits on real estate under option or contract, and $25.0 million increase in accounts payable. Operating cash flows for the six months ended June 30, 2025 benefited from cash generated by net income of $35.1 million and non-cash operating expenses of $5.4 million, which were more than offset by a $64.0 million increase in real estate inventory, $30.1 million increase in deposits on real estate under option or contract, and $10.3 million decrease in accrued expenses and other liabilities.
Investing activities
We used $1.2 million and $4.2 million in net cash in investing activities for the six months ended June 30, 2026 and 2025, respectively. The net cash used in investing activities during the six months ended June 30, 2026 was primarily due to $1.1 million in purchases of property and equipment. The net cash used in investing activities during the six months ended June 30, 2025 was primarily due to $3.2 million in purchases of property and equipment and $1.1 million in investments in unconsolidated entities.
Financing activities
We used $2.2 million and generated $62.5 million in net cash from financing activities for the six months ended June 30, 2026 and 2025, respectively. The net cash used in financing activities during the six months ended June 30, 2026 was primarily due to $23.0 million in net borrowings under the Amended Credit Facility, $16.1 million in payments related to repurchases of real estate not owned, $10.1 million in share repurchases, and $8.9 million in tax distributions, which were partially offset by $12.3 million in proceeds from sale of real estate not owned. The net cash provided by financing activities during the six months ended June 30, 2025 was primarily due to $68.9 million in net borrowings under the Amended Credit Facility and $27.1 million in proceeds from sale of real estate not owned, partially offset by $23.6 million in tax distributions, $6.8 million in payments related to repurchases of real estate not owned, and $2.2 million in debt issuance costs.
Material Cash Commitments
There have been no material changes to the material cash commitments described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report.
Off-Balance Sheet Arrangements
While using land bankers and third-party developers as part of our land-light operating strategy comes at an additional cost, we believe our lot acquisition strategy reduces our operating and financial risk relative to other homebuilders that own and develop a higher percentage of their land supply. As of June 30, 2026, we had 664 owned unstarted lots in real estate inventory on our balance sheet which represented only 2.8% of our total controlled lot supply.
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
As of June 30, 2026, we had $134.8 million of non-refundable cash deposits under land and lot-option contracts pertaining to 13,986 lots with a remaining aggregate purchase price of approximately $1.05 billion.
Surety Bonds and Letters of Credit
From time to time, we may enter into surety bond and letter of credit arrangements with local municipalities, government agencies and developers. These arrangements relate to certain performance or maintenance-related obligations. As of June 30, 2026 and December 31, 2025, there were $0.8 million and $0.5 million outstanding letters of credit. Surety bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which totaled $56.6 million and $47.4 million as of June 30, 2026 and December 31, 2025, respectively, are typically outstanding over a period of approximately one to five years depending on the pace of development. If banks were to decline to issue letters of credit or surety companies were to decline to issue surety bonds, our ability to operate could be restricted and could have an adverse effect on our business and results of operations.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the six months ended June 30, 2026, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table provides information relating to our repurchases of Class A common stock.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2026 - April 30, 2026	312,351	$14.13	312,351	$40,000,027
May 1, 2026 - May 31, 2026	—	$—	—	$40,000,027
June 1, 2026 - June 30, 2026	—	$—	—	$40,000,027
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

Smith Douglas Homes Corp.

Date: August 6, 2026	By:	/s/ Gregory S. Bennett
Gregory S. Bennett
President, Chief Executive Officer, Vice Chairman, and Director
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Russell Devendorf
Russell Devendorf
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)